Form 10-Q
period 1993-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1994-02-09
CIK 14827

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                             FORM 10-Q

(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission file number 1-6805

              BROWNING-FERRIS INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)


    Delaware                           74-1673682
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

                  757 N. Eldridge
                  Houston, Texas                                77079
              (Address of principal                          (Zip Code)
                Executive offices)


Registrant's telephone number, including area code: (713) 870-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act f 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days.
Yes  X .  No    .

Indicate the number of shares outstanding of the issuer's common stock, as of February 3, 1994: 178,729,995.



             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

- --------------------------------------------------------------------------
                                             Three Months Ended
                                                December 31,
                                     ---------------------------------
                                        1993                   1992
- --------------------------------------------------------------------------
Revenues                             $  934,506             $  848,204
Cost of operations                      676,290                610,129
                                     ----------             ----------
Gross profit                            258,216                238,075
Selling, general and
  administrative expense                144,375                137,723
                                     ----------             ----------
Income from operations                  113,841                100,352
Interest, net                            15,523                 14,636
                                     ----------             ----------
Income before income
  taxes                                  98,318                 85,716
Income taxes                             39,327                 33,429
                                     ----------             ----------
Net income                           $   58,991             $   52,287
                                     ==========             ==========

Number of common and
  common equivalent
  shares used in
  computing earnings
  per share                             174,733                169,803
                                     ==========             ==========

Earnings per common and
  common equivalent
  share                                 $   .34                $   .31
                                        =======                =======

Cash dividends per
  common share                          $   .17                $   .17
                                        =======                =======











The accompanying notes are an integral part of these financial statements.


             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- ------------------------------------------------------------------------
                                             December 31,  September 30,
                                                1993           1993
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   47,959      $   22,871
  Short-term investments                         62,393         208,674
  Receivables -
    Trade, net of allowance for doubtful
      accounts of $21,870 at both dates         565,950         556,456
    Other                                        58,954          58,090
  Inventories                                    27,644          26,508
  Deferred income taxes                          85,307              --
  Prepayments and other                          53,691          52,899
                                             ----------      ----------

    Total current assets                        901,898         925,498
                                             ----------      ----------

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $1,815,545 and $1,742,362                2,615,397       2,515,709
                                             ----------      ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $42,526 and $41,234                         309,324         310,065
  Other intangible assets, net of
    accumulated amortization of $161,734
    and $158,693                                131,587         138,844
  Deferred income taxes                         130,686         113,615
  Investments in unconsolidated affiliates      223,054         222,698
  Other                                          69,794          69,213
                                             ----------      ----------

    Total other assets                          864,445         854,435
                                             ----------      ----------

    Total assets                             $4,381,740      $4,295,642
                                             ==========      ==========






The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- --------------------------------------------------------------------------
                                             December 31,   September 30,
                                                 1993           1993
                                             (Unaudited)
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   22,287      $   95,953
  Accounts payable                              251,014         245,555
  Accrued liabilities -
    Salaries and wages                           57,793          75,162
    Taxes, other than income                     31,363          30,912
    Other                                       315,975         313,687
  Income taxes                                   31,712          27,678
  Deferred revenues                             140,168         135,509
                                             ----------      ----------
    Total current liabilities                   850,312         924,456
                                             ----------      ----------
DEFERRED ITEMS:

  Accrued environmental and
    landfill costs                              622,538         631,690
  Deferred income taxes                         128,409              --
  Other                                         137,678         128,255
                                             ----------      ----------
    Total deferred items                        888,625         759,945
                                             ----------      ----------

LONG-TERM DEBT, net of current portion          351,638         333,689
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 175,091,006 and
    174,231,747 shares issued                    29,188          29,044
  Additional paid-in capital                    753,433         743,265
  Retained earnings                             764,675         761,325
  Treasury stock, 688,671 and 686,826
    shares, at cost                              (1,080)         (1,031)
                                             ----------      ----------
    Total common stockholders' equity         1,546,216       1,532,603
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $4,381,740      $4,295,642
                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- ----------------------------------------------------------------------------
                                                       Three Months Ended
                                                          December 31,
                                                    ------------------------
                                                       1993          1992
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  58,991     $  52,287
                                                    ---------     ---------
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                      98,539        90,168
    Deferred income tax expense                         2,929         2,585
    Amortization of deferred investment tax credit       (177)         (270)
    Provision for losses on accounts receivable         4,689         3,621
    (Gains) losses on sales of fixed assets            (1,481)          534
    Equity in earnings of unconsolidated
     affiliates                                        (6,214)       (3,082)
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions:
      Trade receivables                               (15,094)       10,978
      Inventories                                      (1,295)       (1,385)
      Other assets                                     (2,634)       12,991
      Other liabilities                                 2,942        13,545
                                                    ---------     ---------
    Total adjustments                                  82,204       129,685
                                                    ---------     ---------
  Net cash provided by operating activities           141,195       181,972
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (156,386)     (126,527)
  Payments for businesses acquired                    (29,855)      (13,510)
  Investments in unconsolidated affiliates             (2,848)      (11,125)
  Proceeds from disposition of assets                   4,207           509
  Purchases of short-term investments                      --       (85,834)
  Sales of short-term investments                     145,842        20,000
  Receipts from unconsolidated affiliates               4,300         3,181
                                                    ---------     ---------
  Net cash used in investing activities               (34,740)     (213,306)
                                                    ---------     ---------







(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- ----------------------------------------------------------------------------
                                                       Three Months Ended
                                                           December 31,
                                                    ------------------------
                                                       1993          1992
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      1,970         6,264
  Proceeds from issuance of indebtedness               20,845        56,036
  Repayments of indebtedness                          (74,301)       (3,658)
  Dividends paid                                      (29,488)      (28,649)
                                                    ---------     ---------
  Net cash provided by (used in) financing
   activities                                         (80,974)       29,993
                                                    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                          (393)       (4,597)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH                        25,088        (5,938)
CASH AT BEGINNING OF PERIOD                            22,871        34,682
                                                    ---------     ---------
CASH AT END OF PERIOD                               $  47,959     $  28,744
                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  10,365     $   9,537
  Income taxes                                      $  28,830     $   3,438























  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                                --------------------
                                                  1993         1992
                                                -------      -------
Common shares outstanding, end of period        174,402      169,513
Effect of using weighted average common
  and common equivalent shares outstanding         (350)        (539)
Effect of shares issuable under stock option
  plans based on the treasury stock method          681          829
                                                -------      -------
Shares used in computing earnings per share     174,733      169,803
                                                =======      =======

     Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common share equivalents include stock options and the Company's 6 1/4% Convertible Subordinated Debentures due 2012. The effect of these debentures on earnings per share was not dilutive for each of the periods presented and, accordingly, has not been included in the computations.

(3)  Long-Term Debt -

     The Company's $1 billion Revolving Credit Agreement contains a net worth requirement of $1 billion, which increases annually after September 30, 1992 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At December 31, 1993, distributions from retained earnings could not exceed $615 million under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

     In January 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the registration of up to $700 million of unsecured debt securities, preferred stock, common stock or warrants to purchase unsecured debt securities, preferred stock or common stock. The Company may offer these securities from time-to-time, either jointly or separately, at prices and on terms to be determined at or prior to the time of sale. No securities have yet been issued.

(4)  Commitments and Contingencies -

Legal Proceedings.

     Since early November 1990, several lawsuits have been filed in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, are class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally allege that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial court. The Company intends to vigorously defend these matters.

     In addition to the above described litigation, the Company and certain subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.



Environmental Proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste while the suspension and related decisions of California authorities have been under appeal by the Company. Since January 1991, the Company has sought and received the ability to dispose of certain additional non-municipal solid waste streams at the facility. The ultimate realization of the Company's investment of approximately $100 million is dependent upon continued disposal of current and future acceptable waste streams while continuing to pursue all possible alternative uses of the property to maximize its value.

     The Company and certain subsidiaries are involved in various other environmental matters or proceedings, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, and proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), as well as other matters or claims that could result in additional environmental proceedings.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

(5)  Income Taxes -

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Such amounts are recorded using presently enacted tax rates and regulations. As permitted under SFAS No. 109, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 had no material effect on the Company's results of operations, however, it did affect the classification of deferred tax assets and liabilities resulting in an increase in working capital of $90.3 million and increases in both total assets and liabilities of $128.4 million as of October 1, 1993.

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at October 1, 1993 are as follows (in thousands):



                                          Deferred        Deferred
                                         Tax Assets     Tax Liabilities
                                         ----------     ---------------

  Depreciation and amortization           $  73,866       $ 341,916
  Accrued environmental and
    landfill costs                          201,025              --
  Accruals related to discontinued
    operations                               76,919              --
  Self-insurance accruals                    41,316              --
  Net operating loss carryforwards          114,192
  Other                                     115,542          81,627
                                          ---------       ---------

  Deferred tax assets and
    liabilities                             622,860       $ 423,543
                                                          =========

  Valuation allowance                      (110,437)
                                          ---------

  Deferred tax assets, net of
    valuation allowance                   $ 512,423
                                          =========

      The valuation allowance applies principally to net operating loss carryforwards which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $130 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1994 to 1998. Domestic state net operating loss carryforwards of approximately $600 million (the tax benefit of which is calculated at rates ranging generally from 5-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1994 to 2008. Additionally, deferred income taxes have not been provided on approximately $98.7 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

      The Company's consolidated federal income tax returns for fiscal years 1986, 1987 and 1988 have been under audit by the Internal Revenue Service. In May 1993, the Company received a Revenue Agent's Report proposing that the Company pay additional taxes of approximately $22 million (plus interest of approximately $17 million as of December 31, 1993) relating to disallowed deductions in those income tax returns. The principal issue involved, which extends as well to the Company's subsequent taxable years, is the deductibility of amortization relating to customer lists and covenants not to compete associated with acquisitions consummated by the Company in fiscal years 1986, 1987 and 1988. The Company intends to contest the proposed adjustment vigorously. Although the final outcome cannot be predicted with certainty, management believes that the ultimate disposition of the issues raised by the Revenue Agent's Report will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

6)  Postretirement Benefits -

     The Company currently maintains a postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. Effective October 1, 1993, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the accrual of such benefits over the active service period of the employee. Prior to October 1, 1993, such benefits were expensed when paid. As permitted under SFAS No. 106, the Company has chosen to recognize the transition obligation (the actuarially-determined accumulated postretirement benefit obligation of approximately $9.8 million) over a 20-year period.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the first three months of fiscal year 1994 was $59 million, an increase of nearly $7 million (13%) as compared to the same period of the prior year. The increase in net income was due largely to increased profitability in the Company's domestic operations, particularly in the landfill business, and to improved operating results in the Company's international operations. Increased landfill operating profitability was attributable to increased landfill volumes and lower landfill operating expenses. International's improved earnings can be attributed primarily to improved performance in the United Kingdom and the Netherlands and the consolidation of Spanish operations. The increase was also due in part to the Company's ability to control the growth rate in selling, general and administrative expenses as compared with the strong rate of growth in revenues experienced during the first quarter. The current quarter's positive results were negatively affected, to some extent, by continued competitive pressures on margins, principally in the collection business.

     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

                                      Three Months Ended
                                      ------------------   Year Ended
                                      12/31/93  12/31/92     9/30/93
                                      --------  --------   ----------
Gross profit margin                     27.6%     28.1%      27.8%
Income from operations before
  reorganization charge                 12.2%     11.8%      11.7%
Income from operations                  12.2%     11.8%      11.0%
Income before income taxes              10.5%     10.1%       9.4%
Net income before reorganization
  charge                                 6.3%      6.2%       6.1%
Net income                               6.3%      6.2%       5.6%
Ratio of earnings to fixed charges       4.01      3.43       3.31

     Profitability margins, except for the gross profit margin, improved between the first three months of fiscal 1994 and the same period of the prior year as selling, general and administrative expenses declined as a percentage of revenues while net interest expense as a percentage of revenue remained flat. The improvements in profitability noted in the landfill component of the Company's business and the continuing emphasis of the Company on controlling costs all contributed to the improvement in these margins. However, as stated above, margins in the collection business continued to be affected negatively; a function of competitive pressures on pricing and slightly higher per unit costs associated with disposal and other operating expenses. Early indications are that recently implemented collection service price increases have largely been accepted by our customers and the Company's current plans are to continue to selectively increase prices throughout the remainder of the year. International profit margins have improved in the first quarter of 1994 compared with the same prior year period, but results continue to be negatively affected by operating losses of the Company's Italian operations and by foreign currency exchange rates.

Revenues -

     Revenues for the first three months of fiscal year 1993 were $935 million, as compared to revenues of $848 million for the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):
                                       Three  Months Ended
                                          December 31,
                                       -------------------       %
                                        1993      1992(1)      Change
                                      --------    --------    --------
North American Operations -

  Collection Services - Solid Waste   $570,397    $520,019      9.7 %

  Disposal and Transfer - Solid Waste
    Unaffiliated customers             112,038     115,270     (2.8)%
    Affiliated companies                86,622      81,203      6.7 %
                                      --------    --------
                                       198,660     196,473      1.1 %

  Medical Waste Services                39,169      34,872     12.3 %
  Recycling Services                    70,746      55,102     28.4 %
  Services Group and Other              21,367      24,961    (14.4)%
  Elimination of affiliated
    companies' revenues                (86,622)    (81,203)     6.7 %
                                      --------    --------
  Total North American Operations      813,717     750,224      8.5 %

International Operations (2)           120,789      97,980     23.3 %
                                      --------    --------
  Total company                       $934,506    $848,204     10.2 %
                                      ========    ========

- ------------

  (1) Certain reclassificiations have been made in prior year amounts to conform to the current year presentation.
  (2) Revenues from Canadian operations are excluded from inter-national revenues and are combined with North American revenues.

      During the first quarter of fiscal 1994, the Company experienced revenue growth of 10.2% over the same period last year, the highest rate of growth in 12 consecutive quarters.

      As shown above, revenue growth was experienced in all business areas other than the Services Group, which was impacted negatively by the sale of a significant portion of its operations during fiscal year 1993. The Company has decided to retain the unsold portion of its services group operations and reintegrate these operations into its existing business operations. In the collection business (which represents over 60% of total Company revenues), revenues increased by 9.7% over the first three months of last year, principally due to business acquisitions and increased volumes. Revenue growth was impeded by a decline in landfill revenues from unaffiliated customers. Despite increased landfill volumes from these unaffiliated customers, revenues have declined due to (i) a shift in mix of waste disposed from landfills in the northern section of the United States, which charge higher tipping fees, to the southern and southeastern sections, where tipping fees are currently lower, (ii) a shift in mix of waste disposed from contaminated soils at higher tipping fees to other types of special waste and municipal solid waste, which command lower tipping fees and (iii) lower prices received for municipal solid waste and contaminated soils as compared with the first quarter of last year. Recycling revenues increased over the same period of the prior year by 28.4%. Volume growth was the main contributor to the increase, with acquisitions and slight pricing increases contributing to a lesser extent. Recycling revenues continue to be favorably impacted by the continuing demand of the public for these services, the impact of legislation and the Company's aggressive marketing and sales efforts. The increase in medical waste revenues of 12.3% over the first three months of last year was principally attributable to increased volume growth and current year acquisitions. Revenue growth of over 23.3% in the international segment resulted in large part from the reconsolidation of Spanish operations in May of 1993, partially offset by the negative impact of foreign currency translation.

Cost of Operations -

     Cost of operations increased $66 million (11%) for the first three months of fiscal year 1994 as compared to the same period last year. Operating costs, other than disposal, increased more than 13% in the first three months of the current fiscal year over the same period last year. Non-disposal operating cost increases were largely related to growth, particularly in the Company's collection and recycling businesses. Disposal costs, which include landfill and transfer station operating expenses, increased approximately 8% in the first three months of the current fiscal year as compared to the same period
of last year, largely due to increased volumes.   Disposal costs were
favorably impacted by lower landfill operating expenses, which was caused by the mix of sites receiving waste compared with the prior year, the benefit of higher cost sites closed in the prior year and continued improvements in expenses associated with the Company's closure and post closure management program.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense increased slightly less than $7 million (5%) for the first three months of fiscal year 1994 as compared to the same period of the prior year. The increase is primarily related to increased acquisition activity. Additionally, selling expenses, which grew at a rate of 7% over the first quarter of last year, accounted for over one-fourth of the increase in SG&A. However, SG&A as a percent of revenue declined from 16.3% last year to 15.4% in the current year, due principally to the Company's continued efforts to control general and administrative expenses.

Net Interest Expense -

     Net interest expense increased slightly less than $1 million (6%) for the first three months of fiscal year 1994 as compared to the same period of fiscal 1993. This increase was due principally to lower interest income related to reduced short-term investments, partially offset by reduced interest expense as a result of the retirement of approximately $66 million of Dutch guilder debt on November 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $1.0 million at September 30,
1993, increased to $51.6 million at December 31, 1993.   Working
capital was affected favorably in the current quarter by the adoption of SFAS No. 109, "Accounting for Income Taxes". See Note (5). Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In January 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the registration of up to $700 million of unsecured debt securities, preferred stock, common stock or warrants to purchase unsecured debt securities, preferred stock or common stock. No securities have yet been issued.

     The capital appropriations budget for fiscal year 1994 was established at $962 million, a significantly higher level than the $784 million of capital expenditures in the prior year, in anticipation of more attractive business acquisition opportunities and higher replacement capital needs in the Company's core business. In addition, on February 4, 1994, the Company completed its acquisition of 50% of Otto Waste Services, a solid waste services business in Germany, for a purchase price of approximately U.S. $400 million, consisting of 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark. The Company continues to believe that cash provided by operations, cash obtained from the sale of short-term investments, cash available under its commercial paper program supported by its credit facility, under its medium-term note program and its universal shelf registration statement, and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

     There have been no material changes in the Company's financial condition from that reported at September 30, 1993.



                        PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

On January 11, 1994, American Ref-Fuel Company of Essex County
("Ref- Fuel"), a New Jersey partnership, entered into an Administration Consent Order with the New Jersey Department of Environmental Protection and Energy (the "Department") regarding alleged violations of air permit requirements. A subsidiary of the Company owns a 50% interest in Ref-Fuel. Ref-Fuel agreed to pay a monetary sanction of $212,600 to settle all outstanding and pending Administrative Orders and Notices of Civil Administrative Penalty Assessments with the Department concerning these alleged violations, including air emission excursions for the period of July 1, 1991 through June 30, 1993.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      10. Amendments to Agreements Respecting Employments between Browning-Ferris Industries and each of William D. Ruckelshaus, Louis A. Waters and Harry J. Phillips, Sr., said amendments being respectively dated September 1, 1993, December 7, 1993 and December 7, 1993.

      12.   Computation of Ratio of Earnings to Fixed Charges of
Browning-Ferris Industries, Inc. and Subsidiaries.

(b)   Reports on Form 8-K:

      None.




                                 SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BROWNING-FERRIS INDUSTRIES, INC.
                                             (Company)



Date:  February 8, 1994              /s/  William D. Ruckelshaus
                                      William D. Ruckelshaus
                                     Chairman of the Board and
                                      Chief Executive Officer


                                        /s/  David R. Hopkins
                                         David R. Hopkins
                                  Vice President, Controller and
                                     Chief Accounting Officer