Form 10-Q
period 1994-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1994-05-12
CIK 14827

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
 ---                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                        OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission file number 1-6805

                       BROWNING-FERRIS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                            74-1673682
________________________________          _________________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       757 N. Eldridge
       Houston, Texas                             77079
________________________________          _________________________
  (Address of principal                         (Zip Code)
   Executive offices)


Registrant's telephone number, including area code: (713) 870-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days.
Yes  X.  No ___.

Indicate the number of shares outstanding of the issuer's common stock, as of May 9, 1994: 195,679,062.


              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

  ----------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                               -----------------------  ----------------------
                                   1994        1993        1994        1993
  ----------------------------------------------------------------------------

  Revenues                      $  984,154  $  822,813  $1,912,446  $1,667,944
  Cost of operations               713,977     592,658   1,390,267   1,202,787
                                ----------  ----------  ----------  ----------

  Gross profit                     270,177     230,155     522,179     465,157
  Selling, general and
    administrative expense         151,090     136,781     295,465     274,504
                                ----------  ----------  ----------  ----------

  Income from operations           119,087      93,374     226,714     190,653
  Interest, net                     20,022      12,753      35,545      27,389
  Equity in earnings of
    unconsolidated affiliates       (8,196)     (2,729)    (14,410)     (5,811)
                                ----------  ----------  ----------  ----------

  Income before income taxes,
    minority interest and extra-
    ordinary item                  107,261      83,350     205,579     169,075
  Income taxes                      42,905      32,502      82,232      65,931
  Minority interest in
    income of consolidated
    subsidiaries                     2,438          12       2,438          21
                                ----------  ----------  ----------  ----------

  Income before
    extraordinary item              61,918      50,836     120,909     103,123

  Extraordinary item - loss
    on early retirement of
    debt, net of income tax
    benefit of $2,833                5,263          --       5,263          --
                                ----------  ----------  ----------  ----------
  Net income                    $   56,655  $   50,836  $  115,646  $  103,123
                                ==========  ==========  ==========  ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                      181,451     170,892     178,058     170,343
                                ==========  ==========  ==========  ==========

(Continued on following page)


              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

  -----------------------------------------------------------------------------
                                  Three Months Ended          Six Months Ended
                                       March 31,                   March 31,
                                -----------------------   ---------------------
                                    1994        1993         1994        1993
  -----------------------------------------------------------------------------
  Earnings per common and
    common equivalent share:

    Income before extraordinary
      item                          $   .34     $   .30      $   .68     $   .61

    Extraordinary item                 (.03)         --         (.03)         --
                                    -------     -------      -------     -------
    Net income                      $   .31     $   .30      $   .65     $   .61
                                    =======     =======      =======     =======
  Cash dividends per
    common share                    $   .17     $   .17      $   .34     $   .34
                                    =======     =======      =======     =======


The accompanying notes are an integral part of these financial statements.


             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- ------------------------------------------------------------------------
                                              March 31,    September 30,
                                                1994           1993
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   55,500      $   22,871
  Short-term investments                        138,601         208,674
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $26,873 and $21,870           670,616         556,456
    Other                                        52,083          58,090
  Inventories                                    34,718          26,508
  Deferred income taxes                          91,665              --
  Prepayments and other                          69,217          52,899
                                             ----------      ----------

    Total current assets                      1,112,400         925,498
                                             ----------      ----------

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $1,878,512 and $1,742,362                2,889,426       2,515,709
                                             ----------      ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $48,748 and $41,234                         849,459         310,065
  Other intangible assets, net of
    accumulated amortization of $162,178
    and $158,693                                109,951         138,844
  Deferred income taxes                         142,993         113,615
  Investments in unconsolidated affiliates      248,928         222,698
  Other                                          87,866          69,213
                                             ----------      ----------

    Total other assets                        1,439,197         854,435
                                             ----------      ----------

    Total assets                             $5,441,023      $4,295,642
                                             ==========      ==========



The accompanying notes are an integral part of these financial statements.


             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- --------------------------------------------------------------------------
                                              March 31,     September 30,
                                                 1994           1993
                                             (Unaudited)
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $  178,421      $   95,953
  Accounts payable                              313,690         245,555
  Accrued liabilities -
    Salaries and wages                           76,671          75,162
    Taxes, other than income                     34,855          30,912
    Other                                       353,637         313,687
  Income taxes                                   18,726          27,678
  Deferred revenues                             140,107         135,509
                                             ----------      ----------
    Total current liabilities                 1,116,107         924,456
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              630,226         631,690
  Deferred income taxes                         127,754              --
  Other                                         142,910         128,255
                                             ----------      ----------
    Total deferred items                        900,890         759,945
                                             ----------      ----------

LONG-TERM DEBT, net of current portion          498,829         333,689
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 196,163,388 and
    174,231,747 shares issued                    32,700          29,044
  Additional paid-in capital                  1,329,821         743,265
  Retained earnings                             818,807         761,325
  Treasury stock, 688,671 and 686,826
    shares, at cost                              (1,080)         (1,031)
                                             ----------      ----------
    Total common stockholders' equity         2,180,248       1,532,603
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $5,441,023      $4,295,642
                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- ----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1994          1993
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item                  $ 120,909     $ 103,123
                                                    ---------     ---------
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                     202,037       178,208
    Deferred income tax expense                         6,109         5,106
    Amortization of deferred investment tax credit       (353)         (542)
    Provision for losses on accounts receivable        11,527         7,831
    Gains on sales of fixed assets                     (2,691)         (159)
    Equity in earnings of unconsolidated
     affiliates                                       (14,410)       (5,811)
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions:
      Trade receivables                               (41,595)       23,481
      Inventories                                      (4,010)         (696)
      Other assets                                     (1,104)        5,465
      Other liabilities                                 2,225       (32,910)
                                                    ---------     ---------
    Total adjustments                                 157,735       179,973
                                                    ---------     ---------
  Net cash provided by operating activities           278,644       283,096
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (320,834)     (256,804)
  Payments for businesses acquired                   (338,724)      (21,876)
  Investments in unconsolidated affiliates            (19,297)      (31,917)
  Proceeds from disposition of assets                   9,838        10,740
  Purchases of short-term investments                      --       (49,591)
  Sales of short-term investments                      69,526        32,500
  Receipts from unconsolidated affiliates              28,939        25,484
                                                    ---------     ---------
  Net cash used in investing activities              (570,552)     (291,464)
                                                    ---------     ---------


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- ----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1994          1993
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                    443,322        13,209
  Proceeds from issuance of indebtedness               40,564        57,865
  Repayments of indebtedness                         (100,396)       (8,170)
  Dividends paid                                      (59,140)      (57,459)
                                                    ---------     ---------
  Net cash provided by financing activities           324,350         5,445
                                                    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                           187        (5,425)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH                        32,629        (8,348)
CASH AT BEGINNING OF PERIOD                            22,871        34,682
                                                    ---------     ---------
CASH AT END OF PERIOD                               $  55,500     $  26,334
                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  41,288     $  36,648
  Income taxes                                      $  83,898     $  69,617


The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                  Six Months Ended
                                                      March 31,
                                                --------------------
                                                  1994         1993
                                                -------      -------
Common shares outstanding, end of period        195,475      170,017
Effect of using weighted average common
  and common equivalent shares outstanding      (18,330)        (644)
Effect of shares issuable under stock option
  plans based on the treasury stock method          913          970
                                                -------      -------
Shares used in computing earnings per share     178,058      170,343
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

(3)  Business Combinations -

     In February 1994, the Company acquired 50% of the share capital of Otto Waste Services, a company engaged in the solid waste services business in Germany, which has been accounted for as a purchase. The Company paid approximately $400 million, consisting of 3,928,075 shares of the Company's common stock valued at $117.4 million and the remainder in Deutsche Mark, for its interest in Otto Waste Services. The Company has included Otto Waste Services and its subsidiaries in its consolidated financial statements.

     During the first six months of the current fiscal year, the Company paid approximately $82.5 million (including liabilities assumed and additional amounts payable to former owners of $7.0 million and 622,385 shares of the Company's common stock valued at $17.4 million) to acquire 57 solid waste businesses, which were accounted for as purchases, in addition to the Otto Waste Services transaction discussed above. The Company also issued 1,027,721 shares of its common stock and assumed liabilities and equity of $7.0 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these four business combinations was not significant, prior period financial statements were not restated.

     The results of these businesses acquired in fiscal year 1994 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with many of the Company's acquisitions are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. The financial information included in the Company's consolidated financial statements and in the pro forma information below relating to Otto Waste Services has been prepared from preliminary information available in the initial phase of the Company's effort to account for and report on these operations. There exist a number of accounting and reporting issues involving certain subsidiaries of Otto Waste Services that have not yet been resolved. Currently reported information is, therefore, subject to adjustment as more complete information becomes available prior to the Company's fiscal yearend.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal year 1994 had been acquired on October 1, 1992, are as follows (in thousands, except per share amounts):


                                                  Six Months Ended
                                                     March 31,
                                               -----------------------
                                                 1994        1993
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
  Pro forma revenues                           $2,059,232   $1,903,769
  Pro forma income before extraordinary item  $  123,019   $  106,962
  Pro forma net income                         $  117,756   $  106,962
  Pro forma income per common and common
    equivalent share -
      Income before extraordinary item        $      .66   $      .59
      Net income                              $      .64   $      .59

     The pro forma effect of the acquisitions consummated during the prior fiscal year was not material. These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1992, nor should they be viewed as indicative of future results of operations.

(4)  Common Stock Offering -

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

     In March 1994, the Company issued 15,525,000 shares of its common stock under this universal shelf registration statement in concurrent public offerings in the United States and outside the United States. The Company used approximately $106 million of the net proceeds of approximately $434 million to redeem its $100 million 8 1/2% Sinking Fund Debentures due 2017 during April 1994. The balance of the proceeds was used to repay indebtedness associated with the February 1994 acquisition of the fifty percent interest in Otto Waste Services and other working capital requirements.

(5)  Long-Term Debt -

     Long-term debt at March 31, 1994, and September 30, 1993, was as follows (in thousands):


                                             March 31,    September 30,
                                               1994           1993
                                            ----------    -------------
  Senior indebtedness:
    9 1/4% Debentures                       $ 100,000       $ 100,000
    8 1/2% Sinking Fund Debentures            105,525          98,501
    Dfl. 125 million 6 1/2% Notes                  --          68,200
    Solid waste revenue bond obligations       79,358          79,977
    Mortgages payable                           6,830           7,061
    Otto Waste Services indebtedness          224,159              --
    Other notes payable                        70,229          75,903
                                            ---------       ---------
                                              586,101         429,642
  Commercial paper to be refinanced            16,993              --
  Short-term facilities of Otto Waste
    Services to be refinanced                  74,156              --
                                            ---------       ---------
  Total long-term debt                        677,250         429,642
  Less current portion                        178,421          95,953
                                            ---------       ---------
  Long-term debt, net of current portion    $ 498,829       $ 333,689
                                            =========       =========


     In March 1994, the Company announced that its $100 million 8 1/2% Sinking Fund Debentures due 2017 would be called for redemption in April 1994. As a result, the Company recorded an after-tax loss of $5,263,000 during the second quarter of fiscal year 1994 associated with the early retirement of indebtedness, which has been reflected in the Company's consolidated statement of income as an extraordinary item. This indebtedness has been classified as current in the consolidated balance sheet as of March 31, 1994.

     The Company's $1 billion Revolving Credit Agreement contains a net worth requirement of $1 billion, which increases annually after September 30, 1992 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At March 31, 1994, distributions from retained earnings could not exceed $1.2 billion under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

(6)  Commitments and Contingencies -

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

     In addition to the above described litigation, the Company and certain subsidiaries are involved in various other administrative matters or litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular quarterly or annual reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Environmental Proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste. Since January 1991, the Company has sought and received the ability to dispose of certain additional non-municipal solid waste streams at the facility. The ultimate realization of the Company's investment of approximately $100 million is dependent upon continued disposal of current and future acceptable waste streams while continuing to pursue all possible alternative uses of the property to maximize its value.

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

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular quarterly or annual reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

(7)  Income Taxes -

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Such amounts are recorded using presently enacted tax rates and regulations. As permitted under SFAS No. 109, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 had no material effect on the Company's results of operations; however, it did affect the classification of deferred tax assets and liabilities resulting in an increase in working capital of $90.3 million and increases in both total assets and liabilities of $128.4 million as of October 1, 1993.

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at October 1, 1993 are as follows (in thousands):

                                          Deferred        Deferred
                                         Tax Assets     Tax Liabilities
                                         ----------     ---------------

  Depreciation and amortization           $  73,866       $ 341,916
  Accrued environmental and
    landfill costs                          201,025              --
  Accruals related to discontinued
    operations                               76,919              --
  Self-insurance accruals                    41,316              --
  Net operating loss carryforwards          114,192              --
  Other                                     115,542          81,627
                                          ---------       ---------

  Deferred tax assets and
    liabilities                             622,860       $ 423,543
                                                          =========

  Valuation allowance                      (110,437)
                                          ---------
  Deferred tax assets, net of
    valuation allowance                   $ 512,423
                                          =========

     The valuation allowance applies principally to net operating loss carryforwards which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $130 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1994 to 1998. Domestic state net operating loss carryforwards of approximately $600 million (the tax benefit of which is calculated at rates ranging generally from 5-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1994 to 2008. Additionally, deferred income taxes had not been provided as of September 30, 1993, on approximately $98.7 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

     The Company's consolidated federal income tax returns for fiscal years 1986, 1987 and 1988 have been under audit by the Internal Revenue Service. In May 1993, the Company received a Revenue Agent's Report proposing that the Company pay additional taxes of approximately $22 million (plus interest of approximately $17 million as of September 30, 1993) relating to disallowed deductions in those income tax returns. The principal issue involved, which extends as well to the Company's subsequent taxable years, is the deductibility of amortization relating to customer lists and covenants not to compete associated with acquisitions consummated by the Company in fiscal years 1986, 1987 and 1988. The Company intends to contest the proposed adjustment vigorously. Although the final outcome cannot be predicted with certainty, management believes that the ultimate disposition of the issues raised by the Revenue Agent's Report will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

(8)  Postretirement Benefits -

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


                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the six months ended March 31, 1994 was $116 million, an increase of $12.5 million or 12.1% over the same period of the prior year. Fiscal 1994 results included an extraordinary charge of $5.3 million, net of income taxes, related to the early retirement of debt. Income before the extraordinary item was $121 million, an increase of 17.2% over the prior year. The increase in net income was largely the result of increased profitability in the Company's domestic disposal and transfer services operations and the Company's international operations. International earnings have been favorably affected by improved performance in the Netherlands and the United Kingdom, and the recent acquisition of the 50% interest in Otto Waste Services of Germany. The Company's ability to contain the growth in selling, general and administrative expenses while growing revenues also contributed to the increase in net income. Net income was affected favorably, as well, by increased equity in earnings of the Company's unconsolidated affiliates.

     In February 1994, the Company paid approximately $400 million, consisting of 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark, to acquire a 50% interest in Otto Waste Services. This purchase represents the single largest acquisition in the history of the Company. Otto Waste Services is a fully integrated waste services company operating throughout Germany that is principally engaged in providing collection and recycling services under long-term contracts to municipalities. The Otto Waste Services' group of companies includes in excess of 50 wholly owned and partially owned subsidiaries. As a result of the extensive effort associated with converting from German statutory reporting to reporting under U.S. generally accepted accounting principles, the Company's focus to date has principally been on the 100% owned subsidiaries. The financial information included in the Company's consolidated financial statements relating to Otto Waste Services has been prepared from preliminary information available in the initial phase of the Company's effort to account for and report on these operations. The revenues and earnings of the East German companies and certain other partially owned affiliates have not yet been completely quantified and are, therefore, not included in the Company's results for the periods ended March 31, 1994. The Company believes that these accounting and reporting issues will be addressed fully and resolved prior to yearend; however, currently reported information is subject to adjustment as more complete information becomes available. As a result, the two-month results of Otto Waste Services included in the Company's consolidated statement of income for the periods ended March 31, 1994, may not be representative of a full year's results.

     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.



                                       Six Months Ended
                                      ------------------   Year Ended
                                       3/31/94   3/31/93(1)  9/30/93(1)
                                      --------  --------   ----------
Gross profit margin                     27.3%     27.9%      27.4%
Income from operations before
  reorganization charge                 11.9%     11.4%      11.3%
Income from operations                  11.9%     11.4%      10.6%
Income before income taxes, minority
  interest and extraordinary item       10.7%     10.1%       9.4%
Net income before reorganization charge
  and extraordinary item                 6.3%      6.2%       6.1%
Net income                               6.0%      6.2%       5.6%
Ratio of earnings to fixed charges       3.92      3.36       3.31

- -----------

     (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

The six months ended March 31, 1994, showed improvements in all profitability margins except gross profit margin and net income as a percentage of revenues. Net income before the extraordinary charge as a percentage of revenues, however, improved over the same period of last year. The primary factor contributing to the improvement in the income from operations profit margin is the Company's ability to contain the growth in selling, general and administrative expenses while achieving double digit revenue growth through acquisitions and the selling of new business. The domestic disposal and transfer services operations and international operations have both experienced improving profit margins compared to the prior year. The Otto Waste Services acquisition in Germany has favorably impacted the international operations' profit margins, although the margins continue to be affected negatively by operating losses of certain of the Company's Italian operations. The domestic collection services business continues to experience eroding margins primarily as a result of competitive pressures on pricing. While the collection services' disposal and other operating costs on a per unit of work performed basis continues to rise slightly, revenues on a per unit basis continue to decline. In an effort to deal with this issue, the Company has selectively increased collection service prices throughout its customer base on an ongoing basis since October 1993, and indications are that most of the increases implemented to date have been accepted by the customers. The Company plans to continue to selectively increase collection services' prices throughout the remainder of the year.
Gross margins in both the medical waste services and recycling services businesses are down due to price weaknesses and slightly higher costs which are, to some extent, weather related.

Revenues -

     Revenues for the six months ended March 31, 1994, were $1,912 million, a 14.7% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):


                                        Six  Months Ended
                                      ----------------------      %
                                       3/31/94    3/31/93(1)    Change
                                      ----------  ----------   --------
North American Operations -

  Collection Services - Solid Waste   $1,142,651  $1,036,075     10.3 %

  Disposal and Transfer - Solid Waste
    Unaffiliated customers               215,043     217,173     (1.0)%
    Affiliated companies                 175,935     159,554     10.3 %
                                      ----------  ----------
                                         390,978     376,727      3.8 %

  Medical Waste Services                  80,334      70,508     13.9 %
  Recycling Services                     143,797     110,224     30.5 %
  Services Group and Other                35,173      43,259    (18.7)%
  Elimination of affiliated
    companies' revenues                 (175,935)   (159,554)    10.3 %
                                      ----------  ----------
  Total North American Operations      1,616,998   1,477,239      9.5 %

International Operations (2)             295,448     190,705     54.9 %
                                      ----------  ----------
  Total Company                       $1,912,446  $1,667,944     14.7 %
                                      ==========  ==========
- ------------

  (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.
  (2) Revenues from Canadian operations are excluded from inter-national revenues and are combined with North American revenues.

     As shown above, international operations' revenues increased 54.9% and accounted for approximately 43% of the Company's growth in revenues for the six months ended March 31, 1994, compared with the same period of the prior year. The reconsolidation of the Spanish operations in May 1993 and the acquisition of the 50% interest in Otto Waste Services in February 1994 accounted for over 90% of the increase in international's revenues. Otto Waste Services' revenues were $57 million for the two months it was included in the Company's results. North America revenues grew 9.5% for the six months ended March 31, 1994, compared with the first six months of the prior year. All business areas, with the exception of the services group and disposal and transfer business areas, experienced revenue growth over the prior year in North America. Revenues for the services group were negatively affected by the sale of a significant portion of its operations during fiscal year 1993. The Company has decided to retain the unsold portion of the business and re-integrate these operations into its existing business operations. The disposal and transfer services' revenues from unaffiliated customers were below the prior year primarily due to (i) a shift in mix of waste disposed from contaminated soils at higher tipping fees to other types of special and municipal wastes which carry a lower tipping fee, (ii) a shift in the mix of waste disposed from landfills in the northern section of the United States to landfills in the southern and southeastern sections of the United States which receive lower tipping fees, and (iii) a decrease in transfer volumes resulting from lost special event volumes and a large city hauling contract. The collection services business revenues increased 10.3% for the first six months of fiscal 1994 compared with the first six months of the prior year which accounted for approximately 44% of the Company's total revenue growth. Acquisitions consummated in the last half of fiscal 1993 and the first half of fiscal 1994 and increased volumes in the Company's existing business accounted for the revenue increase in the collection services business. Recycling revenues increased 30.5% over the same period of the prior year primarily due to increased volumes and, to a lesser extent, acquisitions. Medical waste revenues increased 13.9% due to increased volumes and acquisitions offset partially by lower pricing resulting from a very competitive marketplace.

Cost of Operations -

     Cost of operations increased $187 million or 15.6% for the first six months of fiscal 1994, compared with the same period of the prior year. Disposal costs, which is the single largest component of cost of operations and includes landfill and transfer station operating costs, increased 11% due to acquisitions and increased volumes. Disposal costs have been favorably affected by flat disposal and transfer station operating costs resulting from the mix of sites receiving waste compared with the prior year. Other operating costs increased approximately 20%. The increase in other operating costs is also attributable to acquisitions and to increased volumes primarily in the North America collection services and international business areas.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $295 million for the first six months of fiscal 1994, an increase of 7.6%. SG&A expense as a percent of revenues declined from 16.5% for the six months ended March 31, 1993, to 15.4% of revenues for the six months ended March 31, 1994, as a result of the Company's cost control efforts. The $21 million increase in SG&A was primarily related to the Company's acquisition activities, of which approximately one-half came from the international operations. Selling expense continues to grow at a faster rate than the remainder of SG&A expense, accounting for approximately 23% of the total growth in SG&A.

Net Interest Expense -

     Net interest expense increased $8.2 million or 30% for the first six months of fiscal 1994 compared with the same period of the prior year. Otto Waste Services' net interest expense, which was $3.7 million, accounted for 45% of this increase. Other factors which contributed to the increase in net interest expense were (i) lower interest income as a result of a decrease in the weighted average investment balances outstanding for the six months ended March 31, 1994, compared with the prior year and (ii) a decrease in capitalized interest as a result of the completion of the construction of a number of market development projects.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates increased $8.6 million due principally to improvement in the earnings of American Ref- Fuel and certain international affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $1.0 million at September 30, 1993, decreased to a deficit of $3.7 million at March 31, 1994. Although working capital was affected favorably in the current fiscal year by the adoption of SFAS No. 109, "Accounting for Income Taxes" (see Note (7)), current year acquisitions, including the acquisition of the fifty percent interest in Otto Waste Services, and the use of cash for capital expenditures during the first six months of fiscal 1994, resulted in a decrease in working capital. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In January 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the registration of up to $700 million of unsecured debt securities, preferred stock, common stock or warrants to purchase unsecured debt securities, preferred stock or common stock. In March 1994, the Company issued 15,525,000 shares of its common stock under this universal shelf registration statement in concurrent public offerings in the United States and outside the United States. The Company used approximately $106 million of the net proceeds of approximately $434 million during April 1994 to redeem its $100 million 8 1/2% Sinking Fund Debentures due 2017. The balance of the proceeds was used to repay indebtedness associated with the February 1994 acquisition of the fifty percent interest in Otto Waste Services and other working capital requirements.

     The capital appropriations budget for fiscal year 1994 was established at $962 million, a significantly higher level than the $784 million of capital expenditures in the prior year, in anticipation of more attractive business acquisition opportunities and higher replacement capital needs in the Company's core business. In addition, on February 3, 1994, the Company completed its acquisition of a 50% interest in Otto Waste Services, a solid waste services business in Germany, for a purchase price of approximately $400 million, consisting of approximately 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark. The Company continues to believe that cash provided by operations, cash obtained from the sale of short-term investments, cash available under its commercial paper program supported by its credit facility, under its medium-term note program and its universal shelf registration statement, and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

     Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1993.


                        PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

A subsidiary of a Company, CECOS International, Inc. ("CECOS"), is a party to a consent order with the U.S. Environmental Protection Agency, one aspect of which concerns a leachate pretreatment system that CECOS agreed to construct at one of its closed facilities. By letter dated March 29, 1994, the USEPA has demanded $528,500 in stipulated penalties due to CECOS's alleged failure to commence timely start-up of the leachate pretreatment system that is presently operating. CECOS is vigorously defending the imposition of this proposed penalty. Management of the Company is unable to conclude whether the ultimate monetary sanction in this matter, if any, will be less than $100,000.

As previously reported in its Annual Reports on Form 10-K for the Company's 1992 and 1993 fiscal years, the case of Gary David Harding, et al. v. Browning-Ferris Industries, Inc., et al. was filed in the 105th Judicial District Court of Nueces County, Texas, on September 23, 1992. The plaintiffs moved to have the case dismissed by the trial court without prejudice, which the trial court in Nueces County granted. The plaintiffs refiled the litigation in the 229th Judicial District Court of Duval County, Texas, on March 1, 1994. The Company has filed a motion that seeks to transfer venue in the litigation back to Nueces County, Texas. The Company is vigorously defending against the allegations in the litigation.

As previously reported in BFI's Annual Report on Form 10-K for the year ended September 30, 1993 and other filings, several purported stockholder derivative actions had been consolidated as the case of In Re Browning-Ferris Industries, Inc. Stockholder Derivative Litigation, and on March 3, 1993, the United States District Court for the Southern District of Texas granted the defendants' motion to dismiss the stockholder derivative litigation. The plaintiffs appealed the dismissal of the litigation to the Fifth Circuit Court of Appeals. On March 22, 1994, the Fifth Circuit Court of Appeals upheld the dismissal of the derivative litigation.

As previously reported in BFI's Annual Report on Form 10-K for the year ended September 30, 1993 and other filings, California judicial and regulatory authorities had suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill. On July 24, 1991, the California State Water Resources Control Board (the "State Board") issued an order which continued to prevent certain portions of the landfill from accepting decomposable household waste. The State Board order was upheld following two appeals, which ended with a February 1, 1994, order of the superior court. See Note (6) of Notes to Consolidated Financial Statements.

In addition to the above-described litigation, the Company and certain subsidiaries are involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

While the final resolution of any such litigation or such other matters may have an impact on the Company's consolidated financial results for a particular quarterly or annual reporting period, management believes that the ultimate disposition of such litigation or such other matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 2, 1994, the Company held its Annual Meeting of Stockholders. The matters voted on were (1) the election of five nominees to serve as directors for three-year terms; (2) the approval of the selection of Arthur Andersen & Co. as auditors for the Company's 1994 fiscal year;
(3) the approval of the Company's 1993 Stock Incentive Plan; and (4) the approval of the Company's 1993 Non-Employee Director Stock Plan.

In the election for directors, Harry J. Phillips, Sr. received 143,599,193 votes and 1,455,487 votes were withheld; Marc J. Shapiro received 143,601,352 votes and 1,453,328 votes were withheld; Robert M. Teeter received 143,594,797 votes and 1,459,883 votes were withheld.; Louis A. Waters received 143,573,454 votes and 1,481,226 votes were withheld; and Peter S. Willmott received 143,744,217 votes and 1,310,463 votes were withheld. In addition, on March 2, 1994, the Company's Board of Directors elected Ulrich Otto to a one-year term as a director to fill a vacancy in accordance with the Company's by-laws.

In the approval of auditors, the holders of 143,180,061 shares voted for, the holders of 525,252 shares voted against, and the holders of 1,349,367 shares abstained from voting on the matter.

In the approval of the 1993 Stock Incentive Plan, the holders of 131,487,550 shares voted in favor of the plan, the holders of 11,786,063 shares voted against the plan, and the holders of 1,781,067 shares abstained from voting on the plan.

In the approval of the 1993 Non-Employee Director Stock Plan, the holders of 129,361,131 shares voted for the plan, the holders of 10,974,641 shares voted against the plan, and the holders of 4,718,908 shares abstained from voting on the plan.

There were no broker nonvotes on any of the proposals presented at the 1994 Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      12.   Computation of Ratio of Earnings to Fixed Charges of
Browning-Ferris Industries, Inc. and Subsidiaries.

(b)   Reports on Form 8-K:

      A Report on Form 8-K dated March 10, 1994 was filed pursuant to "Item 7. Financial Statements and Exhibits", whereby the Company filed certain exhibits required in connection with the Company's Common Stock offering, which closed on March 16, 1994.

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BROWNING-FERRIS INDUSTRIES, INC.
                                         (Company)



Date:  May 11, 1994             /s/ William D. Ruckelshaus
                              ______________________________
                                  William D. Ruckelshaus
                                 Chairman of the Board and
                                  Chief Executive Officer



                                   /s/ David R. Hopkins
                             ________________________________
                                     David R. Hopkins
                              Vice President, Controller and
                                 Chief Accounting Officer