Form 10-Q
period 1994-06-30
BROWNING FERRIS INDUSTRIES INC
filed 1994-08-11
CIK 14827

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

Indicate the number of shares outstanding of the issuer's common stock, as of August 9, 1994: 196,092,079.


              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

  -----------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                       June 30,                 June 30,
                               -----------------------  ----------------------
                                   1994        1993        1994        1993
  -----------------------------------------------------------------------------

  Revenues                      $1,160,632  $  887,500  $3,073,078  $2,555,444
  Cost of operations               842,122     645,218   2,232,389   1,848,005
                                ----------  ----------  ----------  ----------

  Gross profit                     318,510     242,282     840,689     707,439
  Selling, general and
    administrative expense         163,965     137,286     459,430     411,790
  Reorganization charge                 --      27,000          --      27,000
                                ----------  ----------  ----------  ----------

  Income from operations           154,545      77,996     381,259     268,649
  Interest, net                     21,119      15,576      56,664      42,965
  Equity in earnings of
    unconsolidated affiliates      (10,694)     (5,183)    (25,104)    (10,994)
                                ----------  ----------  ----------  ----------

  Income before income taxes,
    minority interest and extra-
    ordinary item                  144,120      67,603     349,699     236,678
  Income taxes                      57,648      26,365     139,880      92,296
  Minority interest in
    income of consolidated
    subsidiaries                     5,659          --       8,097          21
                                ----------  ----------  ----------  ----------

  Income before
    extraordinary item              80,813      41,238     201,722     144,361

  Extraordinary item - loss
    on early retirement of
    debt, net of income tax
    benefit of $2,833                   --          --       5,263          --
                                ----------  ----------  ----------  ----------
  Net income                    $   80,813  $   41,238  $  196,459  $  144,361
                                ==========  ==========  ==========  ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                      196,810     171,811     184,309     170,834
                                ==========  ==========  ==========  ==========

(Continued on following page)

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

  -----------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                -----------------------   ---------------------
                                    1994        1993         1994        1993
  -----------------------------------------------------------------------------
  Earnings per common and
    common equivalent share:

    Income before extraordinary
      item                          $   .41     $   .24      $  1.10     $   .85

    Extraordinary item                   --          --         (.03)         --
                                    -------     -------      -------     -------
    Net income                      $   .41     $   .24      $  1.07     $   .85
                                    =======     =======      =======     =======
  Cash dividends per
    common share                    $   .17     $   .17      $   .51     $   .51
                                    =======     =======      =======     =======


The accompanying notes are an integral part of these financial statements.


             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- - - ------------------------------------------------------------------------
                                               June 30,    September 30,
                                                1994           1993
                                             (Unaudited)
- - - ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   61,637      $   22,871
  Short-term investments                         40,974         208,674
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $29,070 and $21,870           727,308         556,456
    Other                                        48,993          58,090
  Inventories                                    38,977          26,508
  Deferred income taxes                          87,209              --
  Prepayments and other                          73,658          52,899
                                             ----------      ----------

    Total current assets                      1,078,756         925,498
                                             ----------      ----------

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $1,974,839 and $1,742,362                2,956,512       2,515,709
                                             ----------      ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $55,354 and $41,234                         902,479         310,065
  Other intangible assets, net of
    accumulated amortization of $159,722
    and $158,693                                114,471         138,844
  Deferred income taxes                         145,942         113,615
  Investments in unconsolidated affiliates      252,786         222,698
  Other                                         112,533          69,213
                                             ----------      ----------

    Total other assets                        1,528,211         854,435
                                             ----------      ----------

    Total assets                             $5,563,479      $4,295,642
                                             ==========      ==========






The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- - - --------------------------------------------------------------------------
                                               June 30,    September 30,
                                                1994           1993
                                             (Unaudited)
- - - --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   88,636      $   95,953
  Accounts payable                              328,767         245,555
  Accrued liabilities -
    Salaries and wages                           93,473          75,162
    Taxes, other than income                     40,907          30,912
    Other                                       342,296         313,687
  Income taxes                                   24,311          27,678
  Deferred revenues                             149,292         135,509
                                             ----------      ----------
    Total current liabilities                 1,067,682         924,456
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              634,794         631,690
  Deferred income taxes                         119,608              --
  Other                                         151,227         128,255
                                             ----------      ----------
    Total deferred items                        905,629         759,945
                                             ----------      ----------

LONG-TERM DEBT, net of current portion          556,155         333,689
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 196,647,288 and
    174,231,747 shares issued                    32,781          29,044
  Additional paid-in capital                  1,340,472         743,265
  Retained earnings                             916,963         761,325
  Treasury stock, 694,553 and 686,826
    shares, at cost                              (1,152)         (1,031)
                                             ----------      ----------
    Total common stockholders' equity         2,289,064       1,532,603
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $5,563,479      $4,295,642
                                             ==========      ==========



The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- - - ----------------------------------------------------------------------------
                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1994          1993
- - - ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item                  $ 201,722     $ 144,361
                                                    ---------     ---------
  Adjustments to reconcile income before extra-
   ordinary item to cash provided by operating
   activities:
    Depreciation and amortization                     326,786       268,772
    Reorganization charge                                  --        27,000
    Deferred income tax expense (benefit)                (224)        7,202
    Amortization of deferred investment tax credit       (530)         (812)
    Provision for losses on accounts receivable        16,878        12,580
    Gains on sales of fixed assets                     (3,957)          (38)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received             (4,827)      (10,994)
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions:
      Trade receivables                               (77,555)      (15,980)
      Inventories                                      (1,429)         (263)
      Other assets                                        274         7,472
      Other liabilities                                27,193        23,403
                                                    ---------     ---------
    Total adjustments                                 282,609       318,342
                                                    ---------     ---------
  Net cash provided by operating activities           484,331       462,703
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (469,766)     (399,492)
  Payments for businesses acquired                   (352,313)      (45,891)
  Investments in unconsolidated affiliates            (19,890)      (41,826)
  Proceeds from disposition of assets                  18,778        16,818
  Purchases of short-term investments                      --       (20,000)
  Sales of short-term investments                     168,015        51,563
  Receipts from unconsolidated affiliates              17,766        41,735
                                                    ---------     ---------
  Net cash used in investing activities              (637,410)     (397,093)
                                                    ---------     ---------






(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- - - ----------------------------------------------------------------------------
                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1994          1993
- - - ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                    448,231        43,990
  Proceeds from issuance of indebtedness               58,242        57,441
  Repayments of indebtedness                         (225,064)      (78,402)
  Dividends paid                                      (89,638)      (86,361)
                                                    ---------     ---------
  Net cash provided by (used in) financing
    activities                                        191,771       (63,332)
                                                    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                            74        (6,278)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH                        38,766        (4,000)
CASH AT BEGINNING OF PERIOD                            22,871        34,682
                                                    ---------     ---------
CASH AT END OF PERIOD                               $  61,637     $  30,682
                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  59,658     $  43,435
  Income taxes                                      $ 142,555     $  95,507




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

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                 Nine Months Ended
                                                      June 30,
                                                --------------------
                                                  1994         1993
                                                -------      -------
Common shares outstanding, end of period        195,953      171,676
Effect of using weighted average common
  and common equivalent shares outstanding      (12,622)      (1,820)
Effect of shares issuable under stock option
  plans based on the treasury stock method          978          978
                                                -------      -------
Shares used in computing earnings per share     184,309      170,834
                                                =======      =======

     Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common share equivalents include stock options and the Company's 6 1/4% Convertible Subordinated Debentures due 2012. The effect of these debentures on earnings per share was not significant or was not dilutive for each of the periods presented and, accordingly, has not been included in the computations.

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

     During the first nine months of the current fiscal year, the Company paid approximately $99.3 million (including liabilities assumed and additional amounts payable to former owners of $9.4 million and 647,744 shares of the Company's common stock valued at $18.2 million) to acquire 85 solid waste businesses, which were accounted for as purchases, in addition to the Otto Waste Services transaction discussed above. The Company also issued 1,027,721 shares of its common stock and assumed liabilities and equity of $7.5 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these four business combinations was not significant, prior period financial statements were not restated.

     The results of these businesses acquired in fiscal year 1994 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Otto Waste Services and many of the Company's other acquisitions are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information below is subject to adjustment as subsequent revisions in estimates of fair value, if any, are necessary prior to the Company's fiscal yearend.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal year 1994 had been acquired on October 1, 1992, are as follows (in thousands, except per share amounts):


                                                 Nine Months Ended
                                                      June 30,
                                              -----------------------
                                                 1994        1993
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
  Pro forma revenues                           $3,272,529   $2,958,076
  Pro forma income before
    extraordinary item                         $  205,778   $  151,842
  Pro forma net income                         $  200,515   $  151,842
  Pro forma income per common and common
    equivalent share -
      Income before extraordinary
        item                                   $     1.09   $      .84
      Net income                               $     1.06   $      .84

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

(5)  Long-Term Debt -

     Long-term debt at June 30, 1994, and September 30, 1993, was as follows (in thousands):


                                             June 30,     September 30,
                                               1994           1993
                                            ----------    -------------
  Senior indebtedness:
    9 1/4% Debentures                       $ 100,000       $ 100,000
    8 1/2% Sinking Fund Debentures                 --          98,501
    Dfl. 125 million 6 1/2% Notes                  --          68,200
    Solid waste revenue bond obligations      114,019          79,977
    Mortgages payable                           6,760           7,061
    Otto Waste Services indebtedness          245,334              --
    Other notes payable                        70,050          75,903
                                            ---------       ---------
                                              536,163         429,642
  Commercial paper to be refinanced                --              --
  Short-term facilities of Otto Waste
    Services to be refinanced                 108,628              --
                                            ---------       ---------
  Total long-term debt                        644,791         429,642
  Less current portion                         88,636          95,953
                                            ---------       ---------
  Long-term debt, net of current portion    $ 556,155       $ 333,689
                                            =========       =========


     In March 1994, the Company announced that its $100 million 8 1/2% Sinking Fund Debentures due 2017 would be called for redemption in April 1994. As a result, the Company recorded an after-tax loss of $5,263,000 during the second quarter of fiscal year 1994 associated with the early retirement of indebtedness, which was reflected in the Company's consolidated statement of income as an extraordinary item.

     The Company's $1 billion Revolving Credit Agreement contains a net worth requirement of $1 billion, which increases annually after September 30, 1992 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At June 30, 1994, distributions from retained earnings could not exceed $1.3 billion under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

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

     The Company's consolidated federal income tax returns for fiscal years 1986, 1987 and 1988 have been under audit by the Internal Revenue Service ("IRS"). In May 1993, the Company received a Revenue Agent's Report proposing that the Company pay additional taxes of approximately $22 million (plus interest of approximately $17 million as of September 30, 1993) relating to disallowed deductions in those income tax returns. The principal issue involved, which extends as well to the Company's subsequent taxable years, is the deductibility of amortization relating to customer lists and covenants not to compete associated with acquisitions consummated by the Company in fiscal years 1986, 1987 and 1988. Pursuant to a Congressional order, the IRS developed the Intangible Settlement Initiative and is seeking to settle outstanding claims with affected companies. In April 1994, the IRS proposed to settle substantially all of the Company's pending issues related to intangible assets from acquisitions. The Company is evaluating whether to accept the settlement offer or continue to contest the adjustment based on the merits of the claim. Although the final outcome cannot be predicted with certainty, management believes that the ultimate disposition of the issues raised by the Revenue Agent's Report will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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


                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - - ---------------------

     Net income for the nine months ended June 30, 1994 was $196 million, an increase of $52.1 million or 36.1% over the same period of the prior year. However, fiscal 1994 results included an extraordinary charge of $5.3 million, net of income taxes, related to the early retirement of debt, and fiscal 1993 net income included a pre-tax reorganization charge of $27 million ($16.5 million, net of income taxes). Current year net income before considering the extraordinary item was $202 million, an increase of 25.4% over prior year net income of $161 million excluding the reorganization charge. The 25.4% increase in net income before charges was largely the result of increased profitability in the Company's international operations and its domestic disposal and transfer services and recycling services operations. International earnings have been favorably affected by improved overall performance in Europe, including the recent acquisition of the 50% interest in Otto Waste Services of Germany. The Company's ability to control the growth in selling, general and administrative expenses while increasing revenues at a significantly faster pace also contributed to the increase in net income. Net income was affected favorably, as well, by increased equity in earnings of the Company's unconsolidated affiliates.

     In February 1994, the Company paid approximately $400 million, consisting of 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark, to acquire a 50% interest in Otto Waste Services. This purchase represents the single largest acquisition in the history of the Company. Otto Waste Services is a fully integrated waste services company operating throughout Germany that is principally engaged in providing collection and recycling services under long-term contracts to municipalities. The Otto Waste Services' group of companies includes in excess of 50 wholly owned and partially owned subsidiaries. The revenues and earnings of these companies and partially owned subsidiaries have been included in the Company's results for the periods ended June 30, 1994. Under purchase accounting, the assets acquired and liabilities assumed in connection with this acquisition have been assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Currently reported information is, therefore, subject to adjustment as subsequent revisions in estimates of fair value, if any, are necessary.

     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.



                                      Nine Months Ended
                                      ------------------   Year Ended
                                       6/30/94   6/30/93(1)  9/30/93(1)
                                      --------  --------   ----------
Gross profit margin                     27.4%     27.7%      27.4%
Income from operations before
  reorganization charge                 12.4%     11.6%      11.3%
Income from operations                  12.4%     10.5%      10.6%
Income before income taxes, minority
  interest and extraordinary item       11.4%      9.3%       9.4%
Net income excluding reorganization
  charge and extraordinary item          6.6%      6.3%       6.1%
Net income                               6.4%      5.6%       5.6%
Ratio of earnings to fixed charges       4.32      3.23       3.31

- - - -----------

     (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

The nine months ended June 30, 1994, reflected improvements in all the profitability margins presented above except the gross profit margin. The improvement in the income from operations profit margin is attributable principally to the Company's ability to contain the growth in selling, general and administrative expenses while achieving significantly greater revenue growth through acquisitions and increased volumes, particularly at the Company's landfills. In the current fiscal year, improving operating profit margins have been experienced in the Company's international operations and in all its domestic businesses except for collection services. The Otto Waste Services acquisition in Germany has favorably impacted the international operations' operating profit margins, although operating results continue to be affected negatively by operating losses of certain of the Company's Italian operations. Operating profit margins improved in the disposal and transfer services business in the current year, principally as a result of increases in both municipal solid waste and special waste volumes disposed. Increased volumes, growth from acquisitions and improved commodity pricing contributed to the improved profitability margins experienced in recycling services. However, the domestic collection services business continues to experience declining operating margins, principally as a result of competitive pricing pressures, operating cost increases and the lower initial operating margins of some acquired companies. In an effort to deal with this issue, the Company has selectively increased collection service prices throughout its commercial customer base on an ongoing basis since October 1993, and indications are that most of the increases implemented to date have been accepted by the customers. The Company plans to continue to selectively increase collection services' prices throughout the remainder of the year. The Company also initiated minimum pricing levels on new business during the quarter. In addition, during the current fiscal year the Company concluded an extensive study which identified opportunities for profit improvement of the Company. The Company has recently begun to implement a number of these profit improvement initiatives which will likely span the next two to three years.

Revenues -

     Revenues for the nine months ended June 30, 1994, were $3.1 billion, a 20.3% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                         Nine Months Ended
                                      ----------------------      %
                                       6/30/94    6/30/93(1)    Change
                                      ----------  ----------   --------
North American Operations -

  Collection Services - Solid Waste   $1,743,851  $1,575,028     10.7 %

  Disposal and Transfer - Solid Waste
    Unaffiliated customers               347,633     335,343      3.7 %
    Affiliated companies                 279,699     248,837     12.4 %
                                      ----------  ----------
                                         627,332     584,180      7.4 %

  Medical Waste Services                 120,044     107,718     11.4 %
  Recycling Services                     247,454     172,055     43.8 %
  Services Group and Other                59,032      60,555     (2.5)%
  Elimination of affiliated
    companies' revenues                 (279,699)   (248,837)    12.4 %
                                      ----------  ----------
  Total North American Operations      2,518,014   2,250,699     11.9 %

International Operations (2)             555,064     304,745     82.1 %
                                      ----------  ----------
  Total Company                       $3,073,078  $2,555,444     20.3 %
                                      ==========  ==========
- - - ------------

  (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.
  (2) Revenues from Canadian operations are excluded from inter-national revenues and are combined with North American revenues.

     As shown above, international operations' revenues increased 82.1% and accounted for approximately 48% of the Company's growth in revenues for the nine months ended June 30, 1994, compared with the same period of the prior year. The reconsolidation of the Spanish operations in May 1993 and the acquisition of the 50% interest in Otto Waste Services in February 1994 accounted for over 90% of the increase in international's revenues. Otto Waste Services' revenues were $181 million for the five months it was included in the Company's results. North American revenues grew 11.9% for the nine months ended June 30, 1994, compared with the first nine months of the prior year. All business lines, with the exception of services group and other, experienced revenue growth over the prior year in North America. Revenues for the services group were negatively affected by the sale of a significant portion of its operations during fiscal year 1993. The Company has decided to retain the unsold portion of the business and re-integrate these operations into its existing business operations. The disposal and transfer services' revenues from unaffiliated customers were above the prior year primarily due to increased volumes offset partially by lower weighted average pricing due to (i) a shift in mix of waste disposed from contaminated soils at higher tipping fees to other types of special and municipal wastes which carry a lower tipping fee and (ii) a shift in the mix of waste disposed from landfills in the northern section of the United States to landfills in the southern and southeastern sections of the United States which receive lower tipping fees. The collection services business revenues increased 10.7% for the first nine months of fiscal 1994 compared with the first nine months of the prior year which accounted for approximately 33% of the Company's total revenue growth. Acquisitions consummated in the last quarter of fiscal 1993 and the first nine months of fiscal 1994 and increased volumes in the Company's existing business accounted for the revenue increase in the collection services business. Recycling revenues increased 43.8% over the same period of the prior year primarily due to increased volumes and, to a lesser extent, acquisitions. Medical waste revenues increased 11.4% due to increased volumes and acquisitions offset partially by lower pricing resulting from a very competitive marketplace.

Cost of Operations -

     Cost of operations increased $384 million or 20.8% for the first nine months of fiscal 1994, compared with the same period of the prior year. Disposal costs, which is the single largest component of cost of operations and includes landfill and transfer station operating costs, increased 18% due to acquisitions and increased volumes. Landfill and transfer station disposal costs have been favorably affected by the change in the mix of sites receiving waste in the current year from higher cost landfills in the northern section of the United States to relatively lower cost landfills in the southern and southeastern sections of the United States. Other operating costs increased approximately 24%. The increase in other operating costs is also attributable to acquisitions and to increased volumes primarily in the North America collection and recycling services and international business area.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $459 million for the first nine months of fiscal 1994, an increase of 11.6%. SG&A expense as a percent of revenues declined from 16.1% of revenues for the nine months ended June 30, 1993, to 15.0% of revenues for the nine months ended June 30, 1994, as a result of the Company's cost control efforts. The $48 million increase in SG&A was primarily related to the Company's acquisition activities, of which approximately one-half came from the international operations.

Net Interest Expense -

     Net interest expense increased $14 million or 31.9% for the first nine months of fiscal 1994 compared with the same period of the prior year. Otto Waste Services' net interest expense, which was $9 million, accounted for 68% of this increase. Other factors which contributed to the increase in net interest expense were (i) lower interest income as a result of a decrease in the weighted average investment balances outstanding for the nine months ended June 30, 1994, compared with the prior year and (ii) a decrease in capitalized interest as a result of the completion of the construction of a number of significant market development projects.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates increased $14.1 million due principally to improvement in the earnings of American Ref-Fuel and certain international affiliates and as a result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

     The Company's working capital of $1.0 million at September 30, 1993, increased to $11.1 million at June 30, 1994. Working capital was affected favorably in the current fiscal year by the adoption of SFAS No. 109, "Accounting for Income Taxes" (see Note (7)) and increased profitability, offset partially by current year acquisitions and the use of cash for capital expenditures during the first nine months of fiscal 1994. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

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

     In July 1994, the Company closed a $100 million master equipment leasing program. A portion of the commitments under this program was drawn at closing and the proceeds were used to repay indebtedness and for working capital purposes. The balance of the commitments will be drawn on or before March 31, 1995.

     The capital appropriations budget for fiscal year 1994 was established at $962 million, a significantly higher level than the $784 million of capital expenditures in the prior year, in anticipation of more attractive business acquisition opportunities and higher replacement capital needs in the Company's core business. In addition, on February 3, 1994, the Company completed its acquisition of a 50% interest in Otto Waste Services, a solid waste services business in Germany, for a purchase price of approximately $400 million, consisting of approximately 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark. The Company continues to believe that cash provided by operations, cash obtained from the sale of short-term investments, cash available under its commercial paper program supported by its credit facility, under its medium-term note program and its universal shelf registration statement, its master equipment leasing program, and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

     Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1993.


                        PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 18, 1994, a lawsuit styled, Ogden Projects, Inc., Ogden Martin Systems of Lancaster, Inc., John Snyder and Jeffrey R. Horowitz v. New Morgan Landfill Company, Inc. was filed in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that a subsidiary of the Company did not obtain a permit to construct and operate a landfill under Part D of Title I of the Clean Air Act. The plaintiffs, who are private parties without regulatory authority, seek a declaratory judgment, an order enjoining the subsidiary from continuing the construction and/or operation of the landfill without a valid permit, and civil penalties for each day New Morgan has constructed and/or operated the landfill without a valid permit under Part D of Title I of the Clean Air Act. The Company believes the suit is without merit and is vigorously defending the case.

As previously reported in BFI's Annual Report on Form 10-K for the year ended September 30, 1993 and other filings, several purported stockholder derivative actions had been consolidated as the case of In Re Browning-Ferris Industries, Inc. Stockholder Derivative Litigation, and on March 3, 1993, the United States District Court for the Southern District of Texas granted the defendants' motion to dismiss the stockholder derivative litigation. The dismissal of the litigation was affirmed by the Fifth Circuit Court of Appeals March 22, 1994, and the time for any further appeals has expired.

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

(b)   Reports on Form 8-K:  None

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BROWNING-FERRIS INDUSTRIES, INC.
                                         (Company)



Date:  August 10, 1994          /s/ William D. Ruckelshaus
                                  William D. Ruckelshaus
                                 Chairman of the Board and
                                  Chief Executive Officer



                                   /s/ David R. Hopkins
                                     David R. Hopkins
                              Vice President, Controller and
                                 Chief Accounting Officer