Form 10-K
period 1994-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1994-11-30
CIK 14827

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                                                FORM 10-K
(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1994

                                    OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 1-6805.

                              _______________

                     BROWNING-FERRIS INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

        Delaware                             74-1673682
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

     757 N. Eldridge
     Houston, Texas                             77079
  (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number, including area code:  (713) 870-
8100.

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
    Title of each class                on which registered

Common Stock, $.16-2/3           New York Stock Exchange, Inc.
  par value
                                 Chicago Stock Exchange
                                 Incorporated

                                 The Pacific Stock Exchange
                                 Incorporated

6-1/4% Convertible Subordinated  New York Stock Exchange, Inc.
  Debentures Due 2012

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of common stock held by non-affiliates of the registrant: $5.2 billion, computed on the basis of $26-3/8 per share, closing price of the common stock on the New York Stock Exchange, Inc. on November 29, 1994.

There were 196,601,555 shares of the registrant's common stock, $.16-2/3 par value, outstanding as of November 29, 1994.


                    DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company, which is set forth under "Business--Executive Officers of the Company" in
Part I of this report) have been omitted from this report, since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this report.


                                  PART I.


Item 1.  Business.

General

Browning-Ferris Industries, Inc. is one of the largest publicly-held companies engaged in providing waste services. Subsidiaries and affiliates collect, transport, treat and/or process, recycle and dispose of commercial, residential and municipal solid waste and industrial wastes. BFI's subsidiaries are also involved in re-source recovery, medical waste services, portable restroom services, and municipal and commercial sweeping operations.

The terms "BFI" and "Company" refer to Browning-Ferris Industries, Inc., a Delaware corporation incorporated on October 26, 1970, and are used herein to include its subsidiaries, affiliates and predecessors, unless the context requires otherwise. BFI's executive offices are located at 757 N. Eldridge, Houston, Texas 77079. The Company's mailing address is P.O. Box 3151, Houston, Texas 77253, and its telephone number is (713) 870-8100.

The Company's subsidiaries and affiliates operate in approximately 400 locations in North America and approximately 250 locations outside North America (including locations of unconsolidated affiliates), and employ approximately 37,000 persons (including employees of unconsolidated affiliates). No single customer or district accounts for a material amount of BFI's revenue or net income.

The Company's solid waste operating subsidiaries in North America are aligned, for management oversight purposes, into six regions. Each region is further divided into a number of divisions and local districts within each division. Each region is headed by a regional vice president responsible for the operating and financial performance of that region. Divisional vice presidents are responsible for managing growth opportunities in their geographic markets, including acquisitions, business development and municipal contracting opportunities. Under this management structure, the regional vice president, divisional vice presidents and staff oversee and assist local district managers within each region. Regional responsibility for local district operations is exercised by assisting with the development and approval of each district's capital budget, the review and implementation of profit, pricing and corporate development goals and the monitoring of performance. Each district's operation is a distinct, localized service business that is managed, on a day-to-day basis, at the local level. The Company's regions and operating locations are responsible, with support and resources provided by the corporate office, for compliance with all applicable rules and regulations. Selective company-wide uniform operating procedures are being implemented when BFI's management believes the procedures will result in improved operating efficiency.

The business strategies currently being implemented by BFI's management are designed to: (i) continue expansion, both domestically and internationally, through an aggressive market development program; (ii) capitalize on opportunities resulting from regulatory, legislative, competitive and economic developments; (iii) expand participation and pursue new business opportunities resulting from the continued segmentation of the municipal and industrial waste streams; (iv) continue to improve both operating efficiencies and management of costs while effectively allocating resources; and (v) continue to selectively implement uniform operating procedures when management believes it will improve operating efficiency.

The Company's business is subject to extensive federal governmental regulation and legislative initiative. Further, in some states and local jurisdictions, its business is also subject to environmental regulation, mandatory recycling laws, medical waste regulation, preclusion of certain waste from landfills and restrictions on the flow of solid waste. Due to continuing public awareness and influence regarding waste and the environment, and uncertainty with respect to the enactment and enforcement of future laws, the Company can not always accurately project the impact any future regulation or legislative initiative may have on its operations. See "Regulation" and "Legal Proceedings - Environmental Proceedings" for additional information.

The table below reflects the total revenues contributed by the Company's principal lines of business for each of the three years ended September 30, 1994.


                                          Contribution to
                                       Consolidated Revenues
                                           (in millions)
                                  Year Ended September 30,(1)


                                   1994      1993       1992
                                   ----      ----       -----
North American Operations

Collection Services -
  Solid Waste                     $2,360     $2,138     $2,038

Disposal and Transfer -
  Solid Waste                        885        787        753

Medical Waste Services               161        146        119

Recycling Services                   359        240        175

Services Group                        83         79        106


Elimination of Affiliated
  Companies' Revenues               (392)      (339)      (304)

Total North American
  Operations                       3,456      3,051       2,887

International Operations             859        428         391

  Total Company                   $4,315     $3,479      $3,278

_____________
(1)Certain reclassifications have been made in prior years' amounts to conform to the current year presentation.

Total assets at September 30, 1994, 1993 and 1992 were $5,797 million, $4,296 million and $4,068 million, respectively.


Solid Waste Services

Collection

BFI collects solid waste in approximately 430 operating locations in 45 states, Australia, Canada, Finland, Germany, Italy, Kuwait, the Netherlands, New Zealand, Puerto Rico, Spain and the United Kingdom. These operations provide solid waste collection services for numerous commercial establishments, industrial plants and governmental and residential units. BFI uses approximately 1.1 million steel containers and approximately 12,400 specially equipped collection trucks in its waste collection operations.

The Company's commercial and industrial solid waste collection services are typically performed pursuant to service agreements providing for one-year to three-year initial terms and specified successive terms thereafter. Residential collection contracts with individual homeowners, homeowner groups and municipalities are generally for periods of one to five years. Solid waste residen-tial collection contracts with governmental units are usually awarded after competitive bidding.

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas of the Company's operations.
Prices for solid waste collection services are determined locally, principally by the volume, weight and type of wastes collected, treatment required, risks involved in handling or disposing of the wastes, collection frequency, disposal costs, distance to final disposal sites, amount and type of equipment furnished to the customer and competitive factors. The Company's ability to pass on cost increases is often influenced by competitive and other factors. Long-term residential solid waste collection contracts often contain a formula, generally based on published price indices, for adjustments of fees to cover increases in certain operating costs.

Solid Waste Transfer and Disposal

BFI operates approximately 110 solid waste transfer stations, approximately 50 of which it owns, where solid wastes are compacted for transfer to final disposal facilities. Transfer stations are used for the purpose of either (i) reducing costs associated with transporting waste to final disposal sites, or (ii) better utilizing the Company's disposal sites.

Landfilling is the primary method employed by the Company for final disposal of the solid waste stream which is not recycled. BFI currently operates 97 landfill sites in North America, 14 of which are operated under contracts with municipalities or others. BFI does not currently own or lease a landfill site in every metropolitan area in which it is engaged in solid waste collection; however, the Company intends to continue to seek, where practicable, ownership, lease or other arrangements to use disposal facilities in all such areas. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by others in those communities in which it does not operate its own landfill sites.

The U.S. Environmental Protection Agency ("EPA") promulgated its Subtitle D landfill regulations in October 1991, with the regulations becoming generally effective on October 9, 1993, for most landfills not closed prior to that date. The impact on the solid waste disposal market was downward pressure on pricing of disposal services for the last several years. However, the longer-term impact on the disposal market is expected to be a reduction in the number of operating landfill sites in the United States and a firming of prices. See "Business - Regulation" and "Business - Waste Disposal Risk Factors."

Medical Waste

The Company is the largest provider of medical waste services in North America. Approximately 100 of the Company's operating locations provide medical waste services involving the collection and disposal of infectious and pathological waste materials from approximately 114,000 customers. In the last five years, most states have enacted laws regulating medical waste. The Company is pursuing new opportunities to provide needed services created by these regulations. The Company owns or operates 28 treatment sites using either incineration or autoclaving (steam sterilization) technology. One additional treatment site is in the construction stage and another site is in the permitting process. The Company is pursuing the development of various healthcare markets, including but not limited to clinical and home healthcare markets, shipboard waste disposal, mail disposal and spill kit and other related markets. The Company believes the implementation of new Clean Air Act guidelines relating to medical waste incinerators could have a positive impact on the Company's medical waste operations.

Recycling

The Company provides recycling services for certain materials streams in approximately 230 of its North American operating locations for approximately 5 million households, including curbside customers, and for approximately 166,000 commercial and industrial customers. Recycling continued as one of the fastest-growing segments of the Company's business in fiscal 1994. The Company's recycling business has 104 recycleries in North America and 32 such facilities outside North America. The Company also engages in the organic materials recycling and/or disposal business, tire recycling and other alternative energy concepts such as biomass fuels. In fiscal 1994, the Company added 17 processing centers to further expand its processing capacity. BFI also acquired a company that is a producer and marketer of decorative bark, mulch, compost and organic soils to secure a market for organic materials collected. In response to public demand, recycling is increasingly required through legislation and regulation at all levels of government. In the case of many recycled materials, these requirements and the public's interest in recycling have resulted in an excess supply of recovered materials in some markets. Recognizing that the recycling momentum would involve necessary markets for recovered materials, the Company has developed relationships with numerous other companies to assure municipalities and other customers of continuous and diversified markets. To improve the marketing of recycled commodities, the Company operates a centralized materials marketing group. This group has enhanced the Company's ability to anticipate changing market conditions and establish longer-term customer relationships and agreements.

Other Services

The Company is also involved in street and parking lot sweeping and the rental and servicing of portable restroom facilities. During fiscal 1993 and the first quarter of fiscal 1994, the Company sold a portion of its portable restroom and sweeping businesses, but has retained most of its operations located on the southern and western coasts of the United States. These locations are operated as part of the solid waste regions. The Company may also participate, to a limited extent, in the end-use development of certain BFI landfills which have reached permitted capacity and other real and personal property in which it has an interest. From time to time, the Company sells or otherwise disposes of surplus land and other real or personal property and reflects any gain or loss from such transactions in the results of operations for the period in which the transactions occur.

International Operations

Subsidiaries or affiliates of the Company are involved in waste collection, processing, disposal and/or recycling operations in approximately 250 locations (including locations of unconsolidated affiliates) in Australia, Finland, Germany, Italy, Hong Kong, Kuwait, the Netherlands, New Zealand, Spain and the United Kingdom. European operations comprise the largest number of operating loca-tions outside of North America, and the Company believes that its operations in the Netherlands constitute the largest waste systems operation in that country.

The Company currently operates 49 landfill sites in its international operations (including those operated through unconsolidated affiliates). The Company also has 32 recycleries in its international operations.

On February 3, 1994, the Company acquired 50% of the stock of Otto Entsorgungsdienstleistung GmbH ("Otto Waste Services"), marking the Company's entry into the German solid waste market. Otto Waste Services is primarily engaged in providing collection and recycling services under long-term contracts with municipalities and Duales System Deutschland GmbH, the non-governmental organization responsible for the collection of recyclable materials in Germany. The purchase price for the 50% interest in Otto Waste Services was approximately $400 million, including approximately 3.9 million shares of Common Stock. See "Business-Financing and Capital Expenditures" and Note (3) of Notes to Consolidated Financial Statements. During fiscal 1994, the Company reported consolidated revenues of $344 million applicable to the Otto Waste Services acquisition.

In addition to being subject to many similar business risks generally encountered in the Company's domestic operations, the Company's operations outside of North America are subject to other risks, such as currency fluctuations, currency control regulations, the recruitment of non-resident labor, changes in foreign laws, social instability, war, invasion, compliance with foreign immigration laws, political changes, international tensions and problems associated with foreign governmental appropriation processes.

The financial performance of the Company's international operations has been lower than that of its North American operations, due primarily to (i) the higher concentration of collection activities (which have lower margins than disposal activities) in international operations, (ii) the inability to pass through certain disposal and other cost increases, particularly in Italy, and (iii) the assets being used in international operations having been recently acquired as compared to the assets being used in North American operations. For information concerning revenues, income from operations and identifiable assets applicable to foreign operations (including those in Canada), see Note (16) of Notes to Consolidated Financial Statements.

Resource Recovery

The Company and Air Products and Chemicals, Inc. ("Air Products"), headquartered in Allentown, Pennsylvania, are each 50% general partners in a partnership which designs, builds, owns and operates facilities that burn solid waste and recover energy and other materials. This partnership markets its capabilities under the name American Ref-Fuel ("American Ref-Fuel"). Three of the facilities owned by American Ref-Fuel partnerships utilize the solid waste mass-burning technology of the German firm, Deutsche Babcock Industrie AG ("DBA"), for which American Ref-Fuel is the exclusive licensee in North America. This technology has been utilized successfully for over 30 years in Europe and elsewhere. American Ref-Fuel pays for the right to utilize this technology. The fourth facility, located in Niagara Falls, New York, utilizes a refuse-derived fuel technology; however, a significant modification and expansion of the plant to employ the DBA mass-burning technology is currently under construction. The estimated construction cost of this project ranges from approximately $150 million to $200 million and the plant's capacity is expected to be approximately 2,250 tons per day. This project will be financed with tax exempt bonds to the extent feasible.

In each American Ref-Fuel project, a partnership is formed by indirect wholly-owned subsidiaries of Air Products and the Company. Separate American Ref-Fuel partnerships are operating resource recovery facilities in Hempstead, New York; Essex County, New Jersey; Niagara Falls, New York; and Preston, Connecticut. In connection with the existing projects, both the Company and Air Products have delivered, and in connection with any future projects may be required to deliver, support agreements for certain project indebtedness of each of the respective subsidiary partners. See Note (9) of Notes to Consolidated Financial Statements for information concerning these obligations.

The Company's equity investment in American Ref-Fuel's resource recovery projects was approximately $160 million at September 30, 1994. American Ref-Fuel's business is very capital intensive and its ability to raise capital is an important factor in its competitiveness in the waste services industry. When feasible, American Ref-Fuel attempts to finance its projects with tax exempt bonds due to the lower interests costs. The Company plans to expand its investment in American Ref-Fuel in fiscal 1995 by undertaking the significant modification and expansion of the Niagara Falls, New York, facility and permitting a new resource recovery project near Albany, New York, as well as pursuing a number of domestic and international acquisition opportunities, especially in Holland and Germany.

All resource recovery facilities must meet rigid environmental laws and regulations. Existing laws and regulations can be changed or administered so as to affect the design, construction, startup or operation of such facilities. Management believes that the DBA mass-burning technology is capable of meeting anticipated future changes in laws and regulations; however, there can be no assurance that required environmental and other permits will be issued for any planned project.

Although the Company believes that each of the existing operating facilities are viable since each facility generates significant cash flows relative to the Company's investment in the facility, the economic viability of certain resource recovery facilities may be adversely affected by (i) the availability of commercially reasonable energy sales contracts; (ii) the availability of landfills for the disposal of ash residue, bypass and nonprocessible waste; (iii) existing and proposed governmental standards applicable to the disposal of ash residue that could limit the number of sites available for such disposal; (iv) air emission standards applicable to the facilities, (v) the possible lower cost of other alternatives for waste disposal and (vi) the recent decision by the U.S. Supreme Court which invalidates local flow control laws. Resource recovery facilities may also be adversely affected by many of the same factors that are currently impacting other waste disposal facilities. See "Business - Regulation" and "Business - Waste Disposal Risk Factors."

Regulation

All of the Company's principal business activities are governed by federal, state and local laws and regulations pertaining to public health and the environment, as well as transportation laws and regulations. These regulatory systems are complex and are subject to change.

The U.S. Congress and certain states have considered legislation, and some states are taking action, to ban or otherwise restrict the interstate transportation of wastes for disposal, to impose discriminatory fees on such transported wastes, to limit the types of wastes that may be disposed of at existing disposal facilities, and to mandate waste minimization initiatives, recycling quotas and composting of yard wastes. The Company's waste collection, transportation, treatment and disposal operations may be adversely affected by these developments.

In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. Congress recently considered, but did not adopt, legislation that would have partially overturned the Supreme Court's decision. The 1995 Congress may also examine bills that immunize particular governmental actions (for example, flow control that results from franchises or municipal contracts) from Commerce Clause scrutiny. In the absence of federal legislation, certain local laws that seek to direct waste flows to designated facilities may be unenforceable.

Similarly, the U.S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of extraterritorial waste or tax imported waste at a higher rate are unconstitutional. To date, congressional efforts to enable states to, under certain circumstances, impose differential taxes on out-of-state waste or restrict waste importation have not been successful. In the absence of federal legislation, discriminatory taxes and importation restrictions should continue to be subject to judicial invalidation.

Because a major component of the Company's business is the collection and disposal of solid waste in an environmentally sound manner, a material amount of the Company's capital expenditures are related (directly or indirectly) to environmental protection measures, including compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment. There are costs that are associated with facility upgrading, corrective actions, facility closure and post-closure care in addition to other costs normally associated with the Company's waste management activities. The majority of these expenditures are made in the normal course of the Company's business, and do not place the Company at any competitive disadvantage.

In October 1991, the EPA issued its final regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"), which set forth minimum federal performance and design criteria for municipal solid waste landfills. These regulations also incorporated provisions under the Clean Air Act relating to landfill operations. All Subtitle D regulations are in effect, except for the ground-water monitoring requirements which are to be phased in over a five-year period and the financial assurance requirements which the EPA has now requested be effective in April 1996. Management of BFI believes that, as described below, these regulations will have a favorable long-term impact on its landfill operations, but meeting these new regulatory requirements is resulting in increased costs.

Under the Clean Air Act, the EPA proposed regulations in May 1991 which would require extensive methane gas collection systems to be installed at many of the Company's landfills. Although these regulations are not expected to be finalized until the Spring of 1995, the Company has proceeded to design, permit and install gas extraction and control systems at many of its facilities. The Company believes these systems substantially comply with the proposed regulations under the Clean Air Act. The Company is also seeking operating and other applicable permits for its activities and is pursuing a strategy of reducing emissions from both mobile and stationary sources. Implementation of certain provisions of the Clean Air Act will result in additional stringent control for those areas of the country that are placed in "nonattainment status".

Increasing regulation of solid waste management activities may also offer the Company expanded opportunities. The federal Subtitle D landfill regulations have resulted in the closure of a number of smaller, older existing landfills, which has increased the demand for solid waste capacity at other landfills that are in compliance with the regulations. Also, the regulations allow for the deposit of certain non-hazardous industrial wastes into solid waste landfills, thus increasing the volume of waste eligible for disposal in solid waste landfills. Medical waste regulations, mining waste regulations, ash regulations, municipal waste combustion regulations, and regulations for other industrial solid wastes (including waste water) will provide new opportunities for waste management facilities. While recycling regulations and procurement requirements for recycled goods will continue to create business opportunities in the recycling area, they will also diminish the volume of waste otherwise available for disposal in landfills.

Financial responsibility regulations, adopted in various forms by many states, require owners or operators of waste disposal facilities and underground storage tanks to demonstrate financial ability to respond to and correct for sudden and accidental pollution occurrences, as well as for non-sudden or gradual pollution occurrences. To meet these requirements, the Company has secured Environmental Impairment Liability ("EIL") insurance coverage in amounts the Company believes are in compliance with federal and state law. Under the current EIL policy, which is collateralized, the Company must reimburse the carrier for any losses. It is possible that the Company's net income could be adversely affected in a specific reporting period in the event of significant environmental impairment claims.

Many state regulations also require owners or operators of waste disposal facilities to provide assurance of their financial ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The federal Subtitle D regulations require all states to adopt financial assurance regulations that meet the federal standards. The Company has generally relied upon its consolidated financial position to issue corporate guarantees, or has utilized letters of credit or surety bonds to satisfy these requirements. The EPA has proposed a financial test and corporate guarantee for use by private Subtitle D facilities, which, if adopted, would afford the Company a highly cost effective method to satisfy the financial assurance requirements. The Company has also established a captive insurance company that is being used to provide insurance as a recognized means of demonstrating this financial assurance. The Company is continuing its efforts to get this captive insurance company admitted in certain states, after which it can serve as a low-cost alternative to certain other forms of financial assurance, including letters of credit.

Many of the states and local jurisdictions in which the Company operates have enacted "fitness" statutes that allow agencies having jurisdiction over waste service contracts or facility permits to refuse to award such contracts or to revoke or deny such permits on the basis of the applicant's (or permit holder's) environmental or other legal compliance history. The underlying intent of these statutes is to ensure that entities which engage in waste management activities merit and maintain the public confidence and trust. These statutes authorize the agencies to make determinations of an applicant's "fitness" to be awarded the waste service contract or to operate the particular waste facility and to revoke or deny that facility's operating permit, absent a showing that the applicant has been rehabilitated through its adoption of various operating practices, policies and procedures to ensure compliance with all applicable laws of that jurisdiction. Certain of the Company's subsidiaries with past violations of environmental or other laws, or affiliates of such subsidiaries, have to respond to these requirements. In addition, the federal Clean Water Act provides for debarment of contractors for violations of its provisions.

In 1988, the EPA issued regulations under RCRA which require an owner or operator of underground storage tanks that contain or contained petroleum to meet certain design, operating and performance standards for such tanks and to demonstrate financial responsibility for any appropriate corrective action and third-party compensation. The Company has conducted an analysis of its tanks, and the majority of its underground tanks will have been removed by 1998. Tanks that need replacing are being replaced by either above- or below-ground systems that meet the new standards.

With respect to international operations, the profitability and risks associated with these operations can be affected by changes in national business, financial and political policies, war, invasion, social instability, currency fluctuations and other risk factors associated with operations in foreign countries. In its international operations, the Company has noted a trend toward increased environmental regulation, particularly in those countries within the European Economic Community. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

Competition

BFI competes with both larger and smaller publicly-held companies and numerous small privately-owned waste services companies that are primarily engaged in offering all or part of the waste services that BFI provides. This competition is intense and has increased in recent years. BFI believes that neither it nor any other waste services company has a significant portion of any major aspect of the solid waste services markets. In some geographic areas, all or part of the solid waste collection, processing and disposal services offered by BFI may also be provided by municipalities or by governmental authorities with regional or multi-county jurisdiction. Generally, however, governmental units do not provide significant commercial or industrial solid waste collection or disposal services. Because solid waste services provided by municipal or regional governmental authorities are generally subsidized by tax revenues and utilize major equipment and facili-ties that are financed with proceeds from the sale of tax-exempt bonds, these authorities may provide such services at lower prices (though not necessarily at lower costs) than those of private companies.

Competition is encountered primarily from publicly-held and numerous locally-owned private solid waste services companies and, to a lesser degree, from municipalities and other governmental units with respect to residential solid waste collection and solid waste sanitary landfills. Intense competition in pricing and type and quality of services offered is encountered. Some competitors in certain markets have increased competitive pressure by their willingness to accept lower profit margins to maintain market share.


Waste Disposal Risk Factors

There are serious, sometimes unforeseeable, business risks and potentially substantial cost exposures associated with the establishment, ownership and operation of solid waste sanitary landfill sites and other types of waste processing and disposal facilities. These risk factors include, but are not limited to:
(i) the difficulty of obtaining permits to expand or establish new sites and facilities and public and private opposition to the location, expansion and operation of these facilities, (ii) govern-mental actions at all levels that seek to restrict the interstate movement of waste for disposal, which can result in declining volumes of waste available for disposal at some facilities, (iii) costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site cleanup, other remedial work and maintenance and long-term care obligations, (iv) the obligation to manage possible adverse effects on the environment, (v) regulations requiring demonstration of financial responsibility (see "Business
- - Regulation") and conformance to prescribed or changing standards and methods of operation, (vi) judicial and administrative proceedings regarding alleged possible adverse environmental and health effects of landfills or other treatment and disposal facilities, and (vii) reduction in the volume of solid waste available for direct landfill disposal in certain states because of governmental incentives to reduce the daily volume of waste that may be disposed of, initiatives that require waste recycling, minimization or composting and because of incineration in large waste-to-energy facilities. See also "Business - Resource Recovery", "Business - Regulation" and "Legal Proceedings - Environmental Proceedings."

Some of the issues faced by the Company and the waste industry generally include (i) opposition to the siting and operation of new or expanded waste facilities, (ii) public concern regarding the potential for adverse effects on public health and the environment attributable to the waste managed at such facilities, (iii) the cost of complying with complex and changing regulations, (iv) governmental restraints on interstate shipment of waste or discriminatory taxes on waste imports, (v) differential enforcement of laws and regulations by governmental agencies, and (vi) a desire on the part of many waste generators to maintain or increase control over their wastes by managing their wastes. See also "Legal Proceedings-Environmental Proceedings."

BFI has periodically undertaken or been required, and may in the future undertake or be required, to cease or to alter substantially its operations at existing waste disposal sites, to implement new construction standards at existing facilities and to add additional monitoring, post-closure maintenance or corrective measures at waste disposal sites. The Subtitle D regulations have required costly, additional expenditures by the Company and may in the future require substantial expenditures, which could have a negative impact on operations. See "Business - Regulation" for information concerning capital expenditures relating to environmental and health laws and regulations and Notes (1) and (6) of Notes to Consolidated Financial Statements.

If the Company were unable to continue disposing of planned volumes of wastes at existing solid waste landfills and unable to either expand existing landfills or establish new sites, it would be required to obtain the rights to use other disposal facilities or to suspend or curtail solid waste collection or disposal activities. Any such actions would have an adverse impact on the Company's collection business and could substantially reduce the Company's revenues and income from operations and increase the risk of impairing the value of the Company's investment in existing or proposed facilities. These developments could also result in accelerating the recognition of closure costs and post-closure monitoring cost accruals for those landfills, with a corresponding negative impact on the Company's net income.

Certain geographic regions in the United State have, at times, experienced shortages of suitable solid waste disposal facilities. Without long term planning, many private and governmental solid waste collection companies operating in the affected areas, including BFI, could be required to curtail or even suspend land disposal operations, or seek other, more distant sites. In other cases, collection companies, including those owned by BFI, may be excluded from disposing of solid waste in landfills or waste-to-energy facilities either because of regulation or because of the owners' desire to preserve the remaining capacity for their own disposal needs.

Corporate Development

On September 20, 1994, BFI Acquisitions plc ("BFI (UK)"), a subsidiary of the Company, announced the terms of cash offers to acquire all of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) of Attwoods plc ("Attwoods"), a United Kingdom company, and convertible preference shares of Attwoods (Finance) N.V., a Netherlands Antilles company and finance subsidiary of Attwoods. On November 17, 1994, the Company announced its increased and final cash offers ("Final Offers") expiring on December 2, 1994. The Final Offers, denominated in pounds sterling, are 116.75 pence per ordinary share (583.75 pence per ADS) and 92 pence per preference share (an aggregate of approximately U.S. $611 million based on exchange rates prevailing on November 29, 1994). The Final Offers also provide for a recommended final dividend of 3.25 pence per ordinary share payable to Attwoods shareholders.

Attwoods is a provider of waste management services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe, primarily Germany, and also has mineral extraction operations in the United Kingdom.

The Final Offers are subject to the satisfaction of various conditions, including acceptance by the holders of not less than 50% of the ordinary shares and satisfaction of applicable requirements under the Hart-Scott-Rodino Anti-Trust Improvements Act ("HSR Act"). The Company has an agreement in principle with the U.S. Department of Justice ("DOJ") respecting satisfaction of the requirements of the HSR Act and expects to reach a definitive agreement prior to expiration of the Final Offers.

On November 29, 1994, the Company announced that the holders of approximately 42.6% of the ordinary shares (including ADS) had accepted the Final Offers.

The Company's corporate development program will continue to focus on opportunities to expand its customer base by entering into new domestic and international markets, by broadening the type of services offered, by pursuing municipal contracting opportunities, and by acquiring businesses and properties. Developing suitable new solid waste processing and disposal facilities will continue to be an important strategy. When investing in capital-intensive facilities such as landfills, the Company faces the risk that required permits will not be obtained or renewed. If permits are not ultimately obtained and maintained, the value of such facilities can be substantially impaired, which could result in a reduction of future net income. See "Business - Solid Waste Services - Disposal" and "Business - Regulation." The Company will also pursue project opportunities for its services in foreign markets. See "Business - International Operations."

The Company has continued to acquire from unaffiliated persons, in negotiated transactions, businesses and properties engaged primarily in or related to one or more aspects of the solid waste services industry. BFI intends to continue pursuing opportunities to acquire such businesses using BFI Common Stock, cash, agreements for the payment of royalties and indebtedness. There can be no assurance that BFI will be successful in making additional acquisitions. See "Business-Financing and Capital Expenditures."

Financing and Capital Expenditures

Capital Expenditures

Capital expenditures were approximately $1.3 billion in fiscal 1994, which included $611 million for acquired businesses, including the acquisition of 50% of Otto Waste Services. Reflected in the $611 million is the fair market value of common stock issued in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. Additionally, approximately $218 million was expended in connection with the development of existing operations, municipal contracts and investment in unconsolidated subsidiaries. The remainder of capital expenditures for 1994 related to additions and replacements of capital items for existing operations. See Notes (3) and (5) of Notes to Consolidated Financial Statements.

Subject to Board of Director approval and excluding the proposed Attwoods transaction, the capital appropriations budget will be approximately $1.2 billion for fiscal 1995. This includes amounts for corporate development and the normal replacement of assets and expansion within existing operations. A change in national economic conditions, regulatory or other factors could result in a revised level of capital expenditures. The Company believes that the amounts budgeted to replace assets, if expended, are sufficient to maintain the level of its existing assets through 1995. It is currently anticipated that the funds required for fiscal 1995 capital expenditures will be provided from internally generated sources and from outside sources of capital, including borrowings. See "Business - Resource Recovery", "Business - International Operations" and "Business - Corporate Development". See "Business
- - Regulation" for information concerning capital expenditures relating to evolving environmental and health laws and regulations. Management of the Company believes that there are ample provisions in the capital appropriations budget for business opportunities that may arise in the ordinary course of business.

During the next five years, the Company currently expects that internally generated funds will be sufficient to finance most of its anticipated capital expenditures in the ordinary course of business. Any shortfall in funds required for these purposes (including the funds required to meet the Company's share of the several American Ref-Fuel project obligations and commitments; see "Business - Resource Recovery") will have to be obtained from outside sources of capital, including borrowings.

Financings and Credit Facilities

On September 20, 1994, the Company announced the terms of a cash offer (the "Offers") to acquire all the ordinary shares of Attwoods plc, a United Kingdom company, and all of the preferred shares of Attwoods (Finance) N.V., a Netherlands Antilles company. On September 19, 1994, the Company entered into a letter agreement providing for the borrowing by the Company of up to 500 million pounds sterling (or its equivalent) to finance the Offers. The facility is to be used to assist in funding the Offers and to fund the working capital requirements and refinance any existing indebtedness of Attwoods, including any existing obligations of Attwoods that become due and payable as a result of the Offers becoming unconditional. Borrowings under the facility are conditional on the Offers having become (or in certain circumstances, having been declared) unconditional in all respects under United Kingdom law. The payment of dividends or other distributions on the Company's Common Stock will be limited by the provisions of this credit agreement; these provisions will be somewhat more restrictive than the restrictions imposed on the payment of dividends and other distributions pursuant to the Revolving Credit Agreement discussed below and in Note (7) of Notes to Consolidated Financial Statements. See "Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of the Company's dividend history.

The Company has a bank credit agreement providing for borrowings of up to $1 billion (the "Revolving Credit Agreement"). The Company had no borrowings under this bank credit agreement at November 29, 1994. The borrowing capacity under this agreement will be available, if needed, to assist the Company in meeting its requirements for outside sources of capital. The payment of dividends or other distributions on the Company's Common Stock is limited by the provisions of the Revolving Credit Agreement. The Company's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations. See "Market for the Registrant's Common Equity and Related Stockholder Matters" and Notes (7), (8) and (17) of Notes to Consolidated Financial Statements for more detailed information concerning these agreements and the Company's other indebtedness.

The Company has a commercial paper program authorizing the issuance of up to $1 billion in commercial paper. At November 29, 1994, the Company had $45.5 million in commercial paper outstanding. Borrowings under the commercial paper program may not exceed the available credit under the Company's Revolving Credit Agreement. The commercial paper program is available to provide the Company with external financing to meet its capital requirements.

In March 1994, the Company completed a public offering of 15,525,000 shares of its Common Stock. The net proceeds of approximately $434.7 million received by the Company were used to redeem the $100 million 8 1/2% Sinking Fund Debentures due 2017 outstanding, to repay indebtedness associated with the acquisition of the Company's 50% interest in Otto Waste Services and other working capital requirements. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information.

Executive Officers of the Company

The executive officers of the Company, their positions (including their principal areas of responsibility with the Company) and their respective ages are as follows:

            Name                        Position           Age*

William D. Ruckelshaus          Chairman of the Board,                  62
                                 Chief Executive Officer
                                 and Director (1)

Bruce E. Ranck                  President, Chief                        45
                                 Operating Officer and
                                 Director (1)

Norman A. Myers                 Vice Chairman, Chief                    58
                                 Marketing Officer and
                                 Director (1)

Jeffrey E. Curtiss              Senior Vice President and               46
                                 Chief Financial Officer

Hugh J. Dillingham, III         Senior Vice President                   45
                                (Disposal Operations)

J. Gregory Muldoon              Senior Vice President                   40
                                (Corporate Development)

Rufus Wallingford               Senior Vice President                   54
                                 and General Counsel

David R. Hopkins                Vice President, Controller              51
                                 and Chief Accounting
                                 Officer

Louis A. Waters                 Chairman and President of               56
                                 BFI International, Inc.
                                 and Director (1)(2)
________________

*As of November 30, 1994.
(1)  Serves on the Executive Committee of the Board of Directors.
(2)  Serves on the Finance Committee of the Board of Directors.

Mr. Ruckelshaus was elected a director in June 1987 and Chairman of the Board and Chief Executive Officer in September 1988. Mr. Ruckelshaus also serves as a director of Cummins Engine Company, Monsanto Company, Nordstrom, Inc., Texas Commerce Bancshares, Inc. and Weyerhaeuser Company. He also serves as a director or trustee of several educational and charitable organizations.

Mr. Ranck became President and Chief Operating Officer in November 1991, having served as Executive Vice President (Solid Waste Opera-tions-North America) of the Company since October 1989 and a director since March 1990. Prior to that time, he served the Company as a Regional Vice President in one of the Company's regions for a period in excess of five years. He also serves as a director of Furon Co. and Junior Achievement of Southeast Texas, Inc.

Mr. Myers was elected a director in 1978, Chief Marketing Officer in March 1981 and Vice Chairman of the Board in December 1982. He was initially elected a Vice President in December 1970 and became an Executive Vice President in July 1976. Mr. Myers is a director of My Friends, a foundation for children in crisis.

Mr. Curtiss became Senior Vice President and Chief Financial
Officer of the Company in January 1992. Before that time, he served from August 1989 to January 1992 as Executive Vice
President, Chief Financial Officer and a director of Heritage Media Corporation, an American Stock Exchange-listed company based in Dallas.

Mr. Dillingham was elected Senior Vice President (Disposal Operations) in March 1993, having served as Vice President (Disposal Operations) since December 1991. Prior to his election, he served as Divisional Vice President of Disposal Operations in one of the Company's regions, and has over sixteen years of experience with the Company in landfill operations. Mr. Dillingham serves as a director of the Wildlife Habitat Enhancement Council.

Mr. Muldoon was elected Senior Vice President (Corporate Development) in September 1992, having served as Vice President (Operations) since December 1991. He had joined the Company in 1980 as a market development representative and from 1983 to 1988, he had served as district manager in several locations. From early 1989 until October 1990, he served as President of CECOS International, Inc., a subsidiary of the Company, through the discontinuation of its hazardous waste business. He then served as Regional Vice President of one of the Company's regions from October 1990 to November 1991.

Mr. Wallingford became Senior Vice President and General Counsel of the Company in January 1994. Prior to that time, he was a senior partner with the law firm of Fulbright & Jaworski L.L.P., Houston, Texas, for a period in excess of five years. Mr. Wallingford also serves as a director of St. Luke's Episcopal Hospital and the Children's Museum Foundation in Houston, Texas.

Mr. Hopkins, who was a Divisional Vice President and Assistant Controller prior to becoming Controller of the Company in September 1986, joined the Company in September 1980. He was elected a Vice President and named Chief Accounting Officer in December 1986.
From September 1991 to January 1992, he served as acting Chief Financial Officer of the Company.

Mr. Waters has served as Chairman of the Finance Committee since September 1988, has served as Chairman of BFI International, Inc. since May 1991 and has served as President of BFI International, Inc. since March 1993. He also serves as a member of the Executive Committee of the Company's Board of Directors, and served as Chairman of the Executive Committee from September 1980 until 1988. He served as Chairman of the Board of the Company from August 1969 to September 1980. Mr. Waters serves as a director or trustee of several business, educational and charitable organizations.

All officers of the Company (including executive officers) are elected by the Board of Directors, generally at its meeting held the day of the annual meeting of stockholders or as soon thereafter as practicable. Each officer is elected to hold office until his successor shall have been chosen and shall have qualified or until his death or the effective date of his resignation or removal. The annual meeting of stockholders is scheduled to be held March 1, 1995 in Houston, Texas.

Item 2. Properties.

In their operations, subsidiaries and affiliates of the Company use specially-equipped trucks, steel containers and stationary compactors. The Company also owns and/or operates sanitary landfill sites throughout the United States and Canada, and in the United Kingdom, Germany, the Netherlands, Spain, Australia and Italy. See "Business - Solid Waste Services - Collection" and "Business -
Solid Waste Services - Solid Waste Transfer and Disposal," and Notes (4) and (6) of Notes to Consolidated Financial Statements.

The Company's executive offices are located at 757 N. Eldridge, Houston, Texas. The Company owns real estate, buildings and other physical properties, which it employs in its daily operations in a large number of its operating locations. The Company also leases a substantial portion of its transfer stations, offices, storage and shop space. See Notes (4) and (9) of Notes to Consolidated Financial Statements.

BFI believes that the property and equipment of its subsidiaries and affiliates are well-maintained and adequate for its current needs, although substantial investments are expected to be made in additional property and equipment for expansion, for replacement of assets as they reach the end of their useful lives and in connection with corporate development activities. See "Business - Corporate Development," "Business - Financing and Capital Appropriations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain of the property and equipment of BFI's subsidiaries and affiliates is subject to mortgages and liens securing payment of portions of their indebtedness. See Notes (7) and (9) of Notes to Consolidated Financial Statements for information with respect to mortgage and lease obligations on these properties.

Item 3. Legal Proceedings.

On November 7, 1990, a lawsuit styled Leonard Eisner Profit Sharing Plan et al. v. Browning-Ferris Industries, Inc. et al. was filed in the United States District Court for the Southern District of Texas. Another purported class action styled Jerry Krim, on behalf of himself and all others similarly situated v. Browning-Ferris Industries, Inc., et. al. was filed on September 9, 1991, in the United States District Court for the Southern District of Texas.
It is a purported class action on behalf of those persons who purchased BFI Common Stock during the period from December 17, 1990 through September 9, 1991. Thereafter, several other purported class actions were also filed. These cases were consolidated into a lawsuit styled In Re Browning-Ferris Industries, Inc. Securities Litigation, which is pending in the United States District Court for the Southern District of Texas. The suit generally alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by allegedly prepar-ing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. The amended consolidated suit seeks unquantified damages and attorneys' and other fees. On June 11, 1993, the trial court certified the class action and two classes of persons who purchased the Company's common stock. The first class period is from August 9, 1990 through November 5, 1990, and the second class period is from November 6, 1990 through September 3, 1991. On June 30, 1994, the plaintiffs filed a motion for leave to file an amended complaint to broaden the allegations in the suit. This motion has been denied. The defendants have filed motions for summary judgment as to both classes, which motions are still pending. The defendants have also filed a motion to dismiss as class action or, in the alternative, to decertify the classes. This motion has not been ruled on by the court. The Company is vigorously defending these cases.

The case of Gary David Harding, et al. v. Browning-Ferris Industries, Inc., et al. was filed in the 229th Judicial District Court of Duval County, Texas, on February 28, 1994. The approximately 356 plaintiffs allege that they reside in the vicinity of a landfill in San Patricio County, Texas, and they allege that they have sustained personal injuries and other damages from allegedly contaminated groundwater and other alleged pathways of exposure. Although the complaint does not specify the amount of damages sought in the case, the plaintiffs' attorneys have informally notified the Company that they will "seek damages greatly exceeding ten percent of BFI's current consolidated assets." This lawsuit was first filed in the 105th Judicial District Court of Nueces County, Texas on September 23, 1992, with respect to approximately 171 plaintiffs. The plaintiffs moved to have the Nueces County lawsuit dismissed by the trial court without prejudice. This motion was granted by the trial court. The plaintiffs from the Nueces Court case along with numerous new plaintiffs refiled the litigation in Duval County. The Company has filed a motion that seeks to transfer venue in the litigation back to Nueces County, Texas. This motion has not been ruled on by the court in Duval County. The Company is vigorously defending against the allegations in the litigation.

On May 18, 1994, a lawsuit styled Ogden Projects, Inc., et al. v. New Morgan Landfill Company, Inc. ("New Morgan") was filed in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that a subsidiary of the Company did not obtain a permit to construct and operate a landfill under provisions of the Clean Air Act. The plaintiffs, who are private parties without regulatory authority, seek a declaratory judgment, an order enjoining the subsidiary from continuing the construction and/or operation of the landfill without a permit, and civil penalties of $25,000 for each day New Morgan has constructed and/or operated the landfill without a permit under the provisions of the Clean Air Act. The Company believes the suit is without merit and is vigorously defending the case.

In addition to the above-described litigation, the Company and certain subsidiaries are involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites) (see "Environmental Proceedings"), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

While the final resolution of any such litigation or such other matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of such litigation or such other matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Environmental Proceedings

The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. However, management believes that in the normal course of doing business, companies in the waste disposal industry, including the Company, are faced with governmental enforcement proceedings and resulting fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste disposal sites. The possibility always exists that such expenditures could be substantial, which would have a negative impact on earnings for a particular reporting period. Management of BFI believes that the existence of these proceedings does not provide an accurate reflection of the Company's operating policies, procedures and capabilities, although the Company will have to respond to those issues in filings required to be made in jurisdictions which have enacted "fitness" statutes. See "Business - Regulation." In any event, management of the Company believes that the ultimate resolution of such proceedings will neither individually nor in the aggregate have a materially adverse effect upon the consolidated financial position of the Company.

Subsidiaries of the Company are continuously engaged in various original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities relating to waste treatment and disposal facilities, properties and activities. These proceedings, which are a necessary and routine part of waste disposal activities, are held before a variety of regulatory and judicial agencies at the federal, state and local level. In these proceedings, legal challenges are routinely raised by private parties and by the regulatory agencies, alleging a variety of adverse consequences (including adverse effects on the environment, in some instances with particular reference to the inequitable distribution of environmental burdens among various social groups and classes) if the proposed permits are granted or renewed. Opposition is also routinely encountered in connection with proposed changes in zoning designations, operating procedures, remedial or upgrading actions and post-closure activities at waste processing and disposal facilities. See "Business - Regulation."

Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 84 sites listed on the EPA's National Priority List, which sites may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Complete settlements with other members of the PRP groups and/or the EPA have been negotiated with respect to 61 of these sites. Partial settlements have been negotiated with regard to ten of the sites. These settlements had no material effect on the Company's results of operations or consolidated financial position. Further, various subsidiaries of the Company have received information requests relating to 64 additional sites on the EPA's National Priority List. For 35 of these sites, the Company has determined that it is not a PRP. The Company's PRP status at the remaining 29 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company might be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties.

Management routinely reviews each site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considers each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which it was associated, and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a party's identification as a potentially responsible party, due to the many complex issues that must be addressed in determining the magnitude of the contamination at the site. The process for addressing contamination at a site usually includes technical investigations, selection of a remedy and implementation of the remedy selected. In many cases, the expenditures related to actual corrective action may be incurred over a number of years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources or consolidated financial position of the Company, although the resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. It can be reasonably expected that various subsidiaries of the Company will become involved in additional remedial actions and Superfund sites in the future.

A subsidiary of a Company, CECOS International, Inc. ("CECOS"), is a party to a consent order with the U.S. Environmental Protection Agency, one aspect of which concerns a leachate pretreatment system that CECOS agreed to construct at one of its closed facilities. By letter dated March 16, 1994, the USEPA has demanded $528,500 in stipulated penalties due to CECOS's alleged failure to commence timely start-up of the leachate pretreatment system that is presently operating. CECOS is vigorously defending the imposition of this proposed penalty. Management of the Company is unable to conclude whether the ultimate monetary sanction in this matter, if any, will be more than $100,000.

On March 6, 1991, Region VI of the EPA filed an administrative proceeding entitled In the Matter of Chemical Reclamation Services, Avalon, Texas. The complaint alleges that Chemical Reclamation Services ("CRS"), a former subsidiary of the Company, failed to comply with certain notification requirements under RCRA and under regulations established under the Texas hazardous waste management program. The complaint seeks a proposed monetary sanction against CRS in the amount of $229,500. A claim for indemnity has been made against the Company. Management of the Company is currently unable to determine whether the ultimate monetary sanction, if any, will be more than $100,000, and whether the Company will be obligated for any part of the monetary sanction, if any, that may ultimately be imposed upon CRS.

On March 9, 1991, CECOS was named in a civil administrative complaint, entitled In the Matter of CECOS International, Inc., initiated by Region II of the EPA. This complaint alleges that CECOS landfilled certain waste generated by General Motors Corporation, that by definition contained polychlorinated biphenyls in excess of the regulatory limit, rather than incinerating such waste, and that CECOS failed to test the waste in accordance with the requirements of its permits. The complaint seeks a monetary sanction against CECOS in the amount of $14,150,000. CECOS is vigorously contesting the allegations in the complaint. Management of the Company is currently unable to determine whether the ultimate monetary sanction, if any, will be more than $100,000.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                 PART II.

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.

BFI's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. The table below sets forth by fiscal quarter, for the fiscal years ended September 30, 1993 and 1994, the high and low sales prices of BFI's Common Stock on the New York Stock Exchange - Composite Transactions, as reported in The Wall Street Journal.

                   Fiscal Year 1993      Fiscal Year 1994
                    High       Low        High       Low

First Quarter     $ 27-1/8   $ 21-5/8   27-1/2     20-7/8
Second Quarter      28-5/8     25-3/4   30-1/4     24-1/4
Third Quarter       28         24       32-1/4     24-5/8
Fourth Quarter      27-7/8     22-3/8   32-7/8     29

As of November 29, 1994, there were approximately 20,000 holders of record of BFI Common Stock.

In June 1988, the Company's Board of Directors adopted a Preferred Stock Purchase Rights Plan and in connection therewith declared a dividend of one Preferred Stock Purchase Right (a "Right") on each outstanding share of the Company's Common Stock and on each share subsequently issued until separate Rights certificates are distributed or the Rights expire or are redeemed. See Note (11) of Notes to Consolidated Financial Statements for more detailed information concerning these Rights.

BFI has paid cash dividends on its Common Stock each year since 1950. Cash dividends are paid quarterly. During each of fiscal 1993 and 1994, 68 cents was paid in dividends on each share of Common Stock. The most recently declared quarterly cash dividend on the Common Stock was 17 cents per share. The payment of dividends or other distributions on, or with respect to, the Common Stock is limited by provisions of the Company's Revolving Credit Agreement. See Note (7) of Notes to Consolidated Financial Statements. The amount available for payment of dividends or distributions on or with respect to Common Stock pursuant to such limitation was approximately $1.3 billion on September 30, 1994, after giving effect to cash dividends paid or declared through September 30, 1994. The provisions of the credit agreement for 500 million pounds sterling to finance the acquisition of Attwoods will be somewhat more restrictive with respect to the payment of dividends. See "Financing and Capital Expenditures -Financings and Credit Facilities" for a description of this credit agreement. BFI currently expects to continue the payment of dividends, although future dividend payments will depend on BFI's earnings, financial needs and other factors.

Due to the nature of the Company's business, the Company or its competitors receives unfavorable publicity from time to time, which can result in aberrational market conditions for the Company's securities.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                                 PART III.

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Business - Executive Officers of the Company" in
Part I of this report) have been omitted from this report, since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.



Item 6. - Selected Financial Data

            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1994.

- -----------------------------------------------------------------------------
                                       Year Ended September 30,
                   ----------------------------------------------------------
                     1994        1993       1992        1991        1990
- -----------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)
Operating State-
 ment Data:
- ----------------

Revenues(1)       $4,314,541 $3,478,830  $3,277,635  $3,174,899  $2,957,880


Income from contin-
 uing operations
 before special
 charges and extra-
 ordinary item    $  283,973 $  213,910  $  175,607  $  221,642  $  298,053

Income from contin-
 uing operations
 before extra-
 ordinary item    $  283,973 $  197,440  $  175,607  $   65,177  $  256,786


Net income
 (loss)           $  278,710 $  197,440  $  175,607  $   65,177  $  (44,743)

Income (loss) per
 common and common
 equivalent share -
  Income from
   continuing
   operations
   before extra-
   ordinary item  $     1.52 $     1.15  $     1.11  $      .42  $     1.68

  Net income
   (loss)         $     1.49 $     1.15  $     1.11  $      .42  $     (.29)

Cash dividends per
 common share     $      .68 $      .68  $      .68  $      .68  $      .64







(Continued on Following Page)


- -----------------------------------------------------------------------------
                                       Year Ended September 30,
                   ----------------------------------------------------------
                     1994        1993       1992        1991        1990
- -----------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)

Balance Sheet Data:
- ------------------

Property and
 equipment, net    $3,049,767  $2,515,709  $2,263,653  $2,140,203  $1,988,221


Total assets       $5,796,955  $4,295,642  $4,067,524  $3,655,892  $3,573,573


Senior long-term
 debt              $  713,680  $  333,689  $  349,183  $  406,987  $  447,581


Convertible
 subordinated
 debentures        $  744,949  $  744,949  $  744,949  $  744,959  $  744,959


Common stock-
 holders' equity   $2,391,680  $1,532,603  $1,460,406  $1,114,299  $1,161,929



Cash Flow Data:
- --------------

Capital expendi-
 tures - continuing
 operations        $  694,475  $  606,240  $  531,239  $  477,632  $  440,850


Cash flows from
 operating
 activities        $  693,928  $  613,965  $  577,007  $  685,664  $  593,010



- -----------

   (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.


Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     The fiscal 1994 results reflected significant improvement over the prior year as the Company capitalized on opportunities for growth in North America and expanded its international operations. Revenues compared with fiscal 1993 increased 24% to $4.3 billion while net income increased to $279 million from $197 million or 41% over the prior year. Fiscal 1994 results included an extraordinary charge of $5.3 million, net of tax, related to the early retirement of debt, and fiscal 1993 net income included a pre-tax reorganization charge of $27 million ($16.5 million, net of tax). Current year net income before considering the extraordinary item was $284 million, an increase of 33% over prior year net income of $214 million excluding the reorganization charge. The increase in net income before charges was largely the result of increased profitability in the Company's domestic disposal and transfer services and recycling operations, and improved earnings from international operations.

     International results have been favorably affected by improved overall performance in Europe, and include the recent acquisition of a 50% interest in one of the largest waste services companies in Germany. In February 1994, the Company paid approximately $400 million, consisting of 3.9 million shares of the Company's common stock and the remainder in Deutsche Mark, to acquire a 50% interest in Otto Waste Services. This purchase represents the single largest acquisition in the history of the Company. Otto Waste Services is an integrated waste services company operating throughout Germany that is principally engaged in providing collection and recycling services under long-term contracts to municipalities. The Otto Waste Services' group of companies includes in excess of 50 wholly owned and partially owned subsidiaries. The revenues and earnings of these companies and partially owned subsidiaries have been included in the Company's results for the year ended September 30, 1994 from the date of acquisition in February 1994.

     The Company reported consolidated revenues of $344 million during fiscal year 1994 applicable to the Otto Waste Services acquisition, representing over 40% of the growth in year-to-year revenues. Fiscal 1994's higher revenues were also due in part to the success of the Company's North American acquisition activities. Further, revenue growth from additional volume was significant during the year, particularly in the collection, landfill and recycling businesses. Excluding the Otto Waste Services acquisition, international revenue growth was primarily the result of market development activities in Germany and the Netherlands and the reconsolidation of certain operations in Spain in May 1993.

     In addition to reviewing its financial results by geographic area (region, division, district), the Company analyzes its results by reported line of business: collection, disposal and transfer, recycling, medical waste and international. As the various lines of business become integrated within numerous markets, separate business line analysis becomes less meaningful than aggregate marketplace profitability relative to the investment deployed in the market. Despite this shortcoming, analyzing financial results by line of business remains the most feasible method of explaining business performance for the Company.

     North American collection services revenues increased 10% primarily due to acquisition activities and volume growth from sales efforts and increases in service provided to existing customers. Total revenue change in North American collection due to pricing was slightly negative, a clear reflection of the continued industry competitive climate. Average unit price was negatively impacted to an extent by price reductions in markets where landfill tip fees declined, faster growth in lower than average priced markets and certain acquisitions and municipal contracts which had a lower unit price than that of the average unit price of the collection business as a whole. Pricing of new business appeared to improve somewhat in the latter part of the fiscal year as the Company initiated higher overall pricing levels on new business sold during the third and fourth quarters of fiscal year 1994. The ability to increase pricing in the collection business continues to represent a significant challenge and opportunity for the Company. In addition, during the current fiscal year the Company concluded an extensive study which identified opportunities for profit improvement of the Company. The Company has recently begun to implement a number of these profit improvement initiatives. The goal of these initiatives, which will be implemented over the next two to three years, is to increase per unit revenues and decrease per unit costs, with a principal focus on the collection services line of business.

     North American landfills were a principal driver of improved domestic operating results. Increased earnings in the landfill business were generally attributable to increased disposal volumes. Total landfill volume increased by 13% in fiscal 1994. Volume growth was due principally to increased flow to existing and new sites, internalization of volumes at the Company's landfills, general volume growth from the closing of landfill facilities by municipalities and other companies as a result of Subtitle D landfill regulations and the improving economy in general. Total non-special waste volumes (generally municipal solid waste) were 12% over the prior year and special waste volumes (such as sludges, ash volumes, nonhazardous chemical wastes and contaminated soils) increased 22%. The Company intends to make special waste opportunities an area of emphasis in fiscal 1995. Average landfill pricing to unaffiliated customers was almost flat compared with the prior year, despite the negative impact of (i) a shift in mix of waste disposed from contaminated soils at higher tipping fees to other types of special and municipal wastes which carry a lower tipping fee and (ii) a shift in the mix of waste disposed from landfills in the northern section of the United States to landfills in the southern and southeastern sections of the United States which receive lower tipping fees. In fiscal 1994, the Company internalized approximately 42% of collection services volumes, similar to the 44% internalized in fiscal 1993. Short-term fluctuations in the percent of waste disposed at Company landfills were primarily timing issues related to the opening and closing of sections or cells of individual facilities. The Company's current goal is to internalize 50% of collected volumes, a strategy which both conserves cash and lessens exposure to, and dependency on, outside disposal sites. In fiscal 1995, the Company will continue to focus on increasing volumes, controlling operating costs and managing capital expenditures in order to increase cash flow and earnings. Improved profitability is also dependent in part on increased tip fee flexibility.

     Recycling initiatives within the Company were launched in earnest several years ago when the Company recognized that legislation was segmenting and prioritizing the treatment of waste streams, customers were demanding changes in the way waste was serviced, and consumers of recyclable materials were planning capital projects. The Company's investment in recycling reflected improved results this year as the recycling business continued to contribute a significant percentage of the growth in total Company revenues in fiscal 1994. Revenues from recycling services grew 50% during fiscal 1994 to $359 million. Operating margins in this business improved over the prior year due in large part to an increase in commodity prices paid for the products sold and volume throughput at the Company's processing centers. Increased commodity prices were most notable for corrugated cardboard and newspaper. Prices for these commodities climbed in the early months of calendar 1994 and reached their highest levels in the fourth quarter. Total revenues increased from the sale of commodities and increased volumes of material processed over fiscal 1993. The Company also added a number of processing centers during the year to further expand processing capacity. Recycling collection services continued to grow as the number of residential customers serviced grew 36% and the number of commercial accounts grew 25% over fiscal 1993. The Company has recently begun to enter into long-term contracts with floor prices to minimize its exposure to any future downturn in commodity pricing that may occur. The Company expects to pursue new waste segmentation opportunities in recycling during 1995, with emphasis on organics processing and further segmentation of waste paper streams.

     The Company's medical waste services line of business enjoyed double-digit growth in revenues (up 10% to $161 million). Margins declined slightly from the prior year due to continued price pressure and higher operating costs. However, the Company is well positioned to benefit from the upcoming implementation of certain provisions of the Clean Air Act as hospitals across the United States assess their medical waste treatment technology and determine whether to invest significant capital in improving technology or contract for the treatment and disposal of medical waste streams. Areas of focus in the coming year include providing for more efficient transportation of waste flows, centralization of certain purchasing functions, and continued revenue growth through acquisitions and marketing initiatives.

     The Company's international business experienced the most significant revenue growth of any business type in fiscal 1994, due primarily to the acquisition of the 50% interest in Otto Waste Services discussed previously, and other market development activity. Otto Waste Services contributed 80% of the total international revenue growth and over 40% of total Company revenue growth in the current year. Operating results in the Netherlands improved as revenue grew 10% to $237 million, due largely to acquisition activity, and operating margins improved over the prior fiscal year. Some profit improvement was also noted in the Company's United Kingdom operations. Revenues in Spain increased approximately 138% over the prior year due to the reconsolidation of Spanish operations in May 1993 when the Company increased its investment in its Spanish affiliate. Margins in Spain were negatively affected by the competitive environment and a weak economy in the Barcelona area. International operating results continue to be negatively affected by operating losses of the Company's wholly-owned solid waste Italian operations. Results from these Italian operations improved slightly over the course of the year, but significant improvement in these operations will depend on greater stability in the country's political climate and the Company's ability to rebid business at improved margins. Results of the Company's Italian joint venture industrial waste operations improved significantly over the previous year.

     The Company plans to continue to focus on acquisition and other market development opportunities, improving pricing and controlling operating and SG&A costs in order to achieve improved performance in fiscal year 1995.
The Company believes that continued segmentation of waste streams, industry consolidation due in part to increasing capital intensity and regulation, and the bundling of various integrated waste services are industry trends which will benefit the Company in the years to come. Over the past several years, the Company has geographically diversified its business by investing in select foreign countries, such as Germany, Spain and the Netherlands, and investing within North America in many southern markets, including market areas in Georgia, Alabama, Arizona and Texas. The Company has also pursued vigorously municipal contract business in the United States and acquired companies with significant contractual waste arrangements, such as Otto Waste Services. Municipal contract waste service tends to be counter cyclical as revenues are usually set on a per home basis while costs vary with the amount of waste collected and many of such contracts remain in effect for five or more years. Further, during the past two years, the Company has experienced significant asset expansion coupled with improved returns on its average assets employed (on a pre-tax, pre-interest basis and excluding reorganization charge) in both its North American and international business areas as it has focused on growth in its business and emphasized controlling operating and SG&A costs.

     The proposed Attwoods acquisition, if consummated, will further diversify the Company as Attwoods' domestic business is principally in southern states, its United Kingdom business would expand the Company's operations in Europe and much of its business is of a municipal contract nature. See "Liquidity and Capital Resources" and Note (9) of Notes to Consolidated Financial Statements.

Results of Operations
- ---------------------
Revenues
- --------

     Revenues for fiscal 1994 were $4.3 billion, a 24% increase over fiscal 1993 revenues of $3.5 billion. The following table reflects the contribution to total revenues of the Company's principal lines of business for the last three fiscal years (in millions):

                                       Year Ended September 30,
                                    -------------------------------
                                     1994       1993 (1)   1992 (1)
                                    --------   --------    --------
North American Operations
- -------------------------
Collection Services -
  Solid Waste                      $2,360     $2,138     $2,038
Disposal and Transfer -
  Solid Waste
  Unaffiliated customers              493        448        449
  Affiliated companies                392        339        304
                                   ------     ------     ------
                                      885        787        753
Medical Waste Services                161        146        119
Recycling Services                    359        240        175
Services Group and other               83         79        106
Elimination of affiliated
  companies' revenues                (392)      (339)      (304)
                                   ------     ------     ------
Total North American Operations     3,456      3,051      2,887

International Operations (2)          859        428        391
- ------------------------           ------     ------     ------
Total Company                      $4,315     $3,479     $3,278
                                   ======     ======     ======


Percentage Increase from
  Prior Year                           24%         6%         3%

- ---------------
     (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

     (2) Revenues from Canadian operations are excluded from international revenues and are combined with North American revenues.

          For the first time since 1989, the Company exceeded 20% top-line growth as revenues increased 24% versus the prior year. Growth was primarily caused by an aggressive acquisition and market development program highlighted most notably by the purchase of 50% of Otto Waste Services, one of the largest waste services companies in Germany. Increased volumes from existing customers, primarily in the collection, disposal and transfer, and recycling businesses also contributed a significant portion of revenue growth. Revenue growth due to increased pricing was limited in most lines of business due to the continued industry competitive climate and resistance to price increases.

     In fiscal 1993, the Company's revenue growth rate exceeded the revenue growth rate of the prior year for the first time since fiscal 1987. Revenue growth was due almost exclusively to acquisitions and increased volumes in the collection, recycling and medical waste lines of business. The impact of pricing on revenue growth was negligible for the second straight year in fiscal 1993 due to economic weakness and competitive pressures in many of the markets in which the Company competes, both domestically and globally.

     As the table below reflects, revenue growth in fiscal year 1994 was due primarily to acquisitions and volume increases. Consistent with fiscal years 1993 and 1992, pricing impact on total revenue growth was minimal.
                                          Change in Revenues
                                  --------------------------------
                                  1994         1993         1992
                                  ------       ------       ------
Price                                1%         --%          --%
Volume (1)                           7           2            1
Acquisitions (2)                    16           4            2
                                  ----        ----         ----
Total Percentage Increase           24%         6%            3%
                                  ====        ====         ====
- -----------------

     (1) Includes the negative impact of foreign currency exchange rates.

     (2) Includes purchased companies and the impact of the reconsolidation of Spanish operations in fiscal 1993, and the fiscal 1992 deconsolidation of certain Italian operations.

        Weighted average per unit pricing edged upward in fiscal 1994 due to positive price movement which occurred in the recycling business as the commodity price of newspapers and cardboard sold by the Company's recycling processing centers increased during 1994. Collection systems (such as solid waste collection, medical waste collection and recyclables collection) and the unaffiliated disposal and transfer business line continued to experience negative or only slightly positive pricing versus prior periods. Although the solid waste collection line of business reflected a negative change in pricing versus the prior year, indications in the commercial systems late in the fiscal year appeared to suggest that the ability to increase pricing was improving. Given the sizeable increases in collection volumes over the past few years due to acquisition and volume growth, any significant improvement in per unit pricing would likely have a favorable impact on earnings.

     Every line of business enjoyed strong volume growth in fiscal 1994. Total revenue growth due to increased volume was 7%; the largest dollar contributions came from the collection, disposal and transfer, and recycling lines of business. Both the medical waste and disposal and transfer lines approached double digit percentage revenue growth due to volume in the current year while recycling revenues grew 26% due to volume improvement. Collection revenues expanded by 5% due to volume growth with increases most evident in the rear load residential and rolloff systems. The rolloff system services the large containers used, for example, at construction sites and large businesses.

     Revenue growth from acquisitions was 16% with approximately two-thirds of the increase coming from the purchase of a 50% interest in Otto Waste Services, one of the largest waste services companies in Germany. The majority of North America acquisition activity occurred in the collection and, to a lesser extent, recycling lines of business. Internationally, absent the Otto Waste Services transaction, acquisition activity was centered in the Netherlands and Germany.

Cost of Operations
- ------------------

     Cost of operations increased $598 million (24%) in fiscal 1994, $152 million (6%) in fiscal 1993, and $161 million (7%) in fiscal 1992 over the prior year. Fiscal 1994 cost of operations was 72.4% of revenues, down slightly from the fiscal 1993 level and flat when compared with fiscal
1992. Disposal costs (which are the single largest component of operating expenses) increased international operating expenses (primarily due to the Otto Waste Services transaction), and increased collection business activity contributed to the increase in operating expenses in fiscal 1994. Disposal costs, which include landfill and transfer station operating expenses, increased 23%, 4% and 10% over the prior year in fiscal years 1994, 1993, and 1992, respectively. More than half of the fiscal 1994 increase in disposal cost originated internationally, due principally to the Otto Waste Services consolidation. Domestically, increased volumes in the collection, landfill and recycling businesses were the main factors in the higher disposal cost results.

     Non-disposal operating expenses increased 24%, 9% and 5% over the prior year in fiscal years 1994, 1993 and 1992, respectively. The majority of the increase in these costs during 1994, comprised primarily of employee, equipment and facility-related costs, occurred in the international segment, as well as the collection and recycling businesses. The primary cause of the increase in the international expense was the impact of the consolidation of the Otto Waste Services operations beginning in February 1994. In North America, non-disposal operating expense increases in the collection and recycling lines of business were chiefly the result of volume and acquisition growth. Similarly, in 1993, the principal businesses responsible for the non-disposal operating expense increase were the collection and recycling businesses, again due to volume gains and acquisitions.

Selling, General and Administrative Expense (SG&A)
- --------------------------------------------------

     Selling, general and administrative expense increased by $88 million (16%) in fiscal 1994 versus fiscal 1993. SG&A decreased $5 million (-1%) in fiscal 1993 versus fiscal 1992 and increased $26 million (5%) in fiscal 1992 versus the prior year. The SG&A increase in fiscal 1994 was due principally to the consolidation of Otto Waste Services in February 1994 as well as additional acquisition and market development activity domestically, principally in the collection and recycling lines of business. The decrease in SG&A in fiscal 1993 was a result of a concerted effort at all levels of the Company to control general and administrative expenses in particular. That effort continued during fiscal 1994 as well, as SG&A expenses as a percent of revenue declined to 15% from 16% in fiscal 1993 and 17% in fiscal 1992. The Company continues to address consolidation of administrative support functions and other cost control measures to successfully manage SG&A costs.

Reorganization Charge
- ---------------------

     A reorganization charge of $27 million (an after-tax charge of approximately $.10 per share), which was announced in June 1993, was recorded in the third quarter of fiscal year 1993 to cover the estimated expense of reorganizing the Company's regional structure in the United
States to better plan and coordinate its business operations, capitalize on new growth opportunities and more efficiently serve its customers in the Company's major market areas. The reorganization included the designation of a divisional vice president with responsibility for each market area, the closing of three regional offices, the opening of one new regional office and the relocation of one regional office, which reduced the number of United
States regional offices from seven to five.   The reorganization charge
included employee severance and relocation costs and other employee, organization and transition related costs.

Interest Expense and Income
- ---------------------------

     Interest expense for the last three fiscal years was as follows (in thousands):
                                    1994      1993      1992
                                  --------  --------  --------
  Gross interest expense          $104,759  $ 89,563  $ 86,908
  Interest capitalized             (11,600)  (18,669)  (15,812)
                                  --------  --------  --------
    Interest expense              $ 93,159  $ 70,894  $ 71,096
                                  ========  ========  ========

  Fiscal year 1994 interest expense increased to $93 million compared with $71 million for the prior year, principally a result of the acquisition of 50% of Otto Waste Services. The Company also experienced a reduction in interest capitalized due to the completion of construction of a number of significant market development projects late in the prior year and early in the current fiscal year. Fiscal year 1993 interest expense varied only slightly from fiscal year 1992. Increased interest expense due to foreign acquisitions and new domestic revenue bonds was largely offset by an increase in capitalized interest associated principally with the Company's landfill market development projects in 1993.

     Fiscal year 1994 interest income of $11 million declined $3 million from the prior year due to lower weighted average investment balances outstanding during the year, offset partially by increased interest income associated with the consolidation of Otto Waste Services. Fiscal year 1993 interest income increased to $15 million from $9 million in fiscal year 1992, principally due to the higher weighted average balance of short-term investments outstanding over the prior year.


Equity in Earnings of Unconsolidated Affiliates
- -----------------------------------------------

     Equity in earnings of unconsolidated affiliates increased $21 million from fiscal year 1993 due principally to improvement in earnings of American Ref-Fuel and certain international affiliates and as a result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994. During 1993, American Ref-Fuel acquired a resource recovery facility in Niagara Falls, New York, which contributed significantly to this improvement. In fiscal year 1993, equity in earnings of unconsolidated affiliates increased $6 million from the prior year, also principally a result of improved earnings of American Ref-Fuel and certain international affiliates. For further information, see Note (5) of Notes to Consolidated Financial Statements.

Minority Interest in Income of Consolidated Subsidiaries
- --------------------------------------------------------

     The increase in minority interest in income of consolidated subsidiaries in fiscal year 1994 over the prior year of $15 million is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

Income Taxes
- ------------

     The Company's effective income tax rates for fiscal years 1994, 1993, and 1992 were 40.0%, 39.6%, and 39.0%, respectively. The increases in the income tax rate in fiscal years 1994 and 1993 are the result of an increase in the U.S. income tax rate effective January 1, 1993. Additionally, in November 1994, the Company reached an agreement with the Internal Revenue Service, settling all material issues raised in the May 1993 Revenue Agent's Report, principally related to the deductibility of intangible assets. For further information concerning income taxes, see Note (14) of Notes to Consolidated Financial Statements.

Profitability Ratios
- --------------------

     These ratios (shown as a percent of revenues, except for the return on assets ratio) reflect certain profitability trends for the Company's operations. The effect of general inflation, as measured by the average consumer price index, did not have a material effect on the Company's overall financial position or results of operations.

                                        Year Ended September 30,
                                       -------------------------
                                        1994     1993     1992
                                       ------   ------   ------
  Gross profit margin                   27.6%    27.4%    27.6%
  Income from operations
    before reorganization charge        12.6%    11.3%    10.4%
  Income from operations                12.6%    10.6%    10.4%
  Income before income taxes,
    minority interest and
    extraordinary item                  11.6%     9.4%     8.8%
  Net income before reorganization
    charge and extraordinary item        6.6%     6.1%     5.4%
  Net income                             6.5%     5.7%     5.4%
  Pre-tax, pre-interest return on
    average total assets, excluding
    reorganization charge               11.5%     9.8%     9.1%

Profitability ratios improved in fiscal year 1994 due principally to increased earnings in the landfill and recycling businesses, higher operating margins associated with the Otto Waste Services operations and the Company's ability to control the growth in SG&A. Profitability ratios improved in fiscal year 1993 due principally to lower SG&A. Increases in profitability in fiscal year
1993 were due to lower landfill operating expenses and increased recycling processing center capacity utilization, offset by continued price compression as a result of the economy, competitive pressure, and waste minimization efforts. In many markets, disposal cost increases (due primarily to increased container utilization by customers) were not fully recoverable due to the competitive nature of the market.

     During fiscal 1994, total assets of the Company increased by approximately $1.5 billion, principally a result of acquiring 50% of Otto Waste Services, foreign currency translation, the adoption of the new standard related to accounting for income taxes and capital expenditures. Despite the significant increase in total assets, pre-tax, pre-interest return on average total assets (excluding the reorganization charge) increased over 17% to 11.5% for fiscal 1994 compared with 9.8% for the prior year.

     During fiscal 1995, management will focus on acquisition and other market development opportunities, operating and SG&A cost controls and improvements in pricing. These efforts are intended to favorably impact margins in fiscal 1995.

Environmental Matters
- ---------------------

     As of September 30, 1994 and 1993, included in the Company's balance sheet were accrued environmental costs of $688 million and $729 million associated with its obligations for closure and post-closure of its operating and closed landfills and for remediation and corrective actions at Superfund sites and other facilities which are discussed in the following paragraphs. See Notes
(1) and (6) of Notes to Consolidated Financial Statements for a discussion of the Company's environmental and landfill accounting policies and other financial information related to environmental and landfill accruals.

     The Company's landfills are subject to specific operating permit requirements and the applicable existing regulatory requirements of the national, state and local jurisdictions in which they are operated. On an ongoing basis, the Company, based on input from its engineers, estimates its future cost requirements for closure and post-closure management of its landfills based on its interpretations of these regulations and standards. Accruals for these costs are typically provided as the remaining permitted airspace of these facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accruals are revised. In its foreign operations, the Company has noted a trend toward increased landfill regulation, particularly in those countries within the European Economic Community. While increasing regulation often presents new business opportunities to the Company, it likewise often results in increased operating costs in those jurisdictions in which such regulatory changes occur and could potentially have a negative impact on operations.

     The Company is also responsible for a significant number of closed solid waste landfills, principally in North America, which require varying levels of inspection, maintenance, environmental monitoring and from time to time corrective action. An overall program of management has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at these closed facilities.

     In fiscal year 1990, the Company announced its withdrawal from the hazardous waste collection, treatment and disposal business principally because the Company believed its resources would be better utilized if they were directed toward developing opportunities in the solid waste business. Anticipated cash expenditures related principally to remediation and post-closure monitoring at certain closed sites are expected to be required over a long period of time with no significant amounts anticipated to be paid in any single year. In addition, these future cash expenditures will be offset in part by the realization of related income tax benefits.

     Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 84 waste disposal sites listed on the U.S. Environmental Protection Agency's National Priority List, which may be subject to remedial action under Superfund. Certain of these subsidiaries have negotiated settlements with other members of the PRP groups and the EPA with respect to 61 of these 84 Superfund sites. Partial settlements have been negotiated with regard to ten of the remaining sites. These settlements had no material effect on the Company's liquidity, results of operations or financial position. Further, various subsidiaries have received information requests relating to 64 additional sites on the EPA's National Priority List. For 35 of these sites, the Company has determined it is not a PRP; the Company's PRP status at the remaining 29 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company may be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a company has been identified as a PRP due to the many complex issues that must be addressed in determining the magnitude of contamination present, the cause of the contamination and the recommended remedial action to be taken. In many cases, the expenditures related to actual remediation may also occur over a number of years.

     The Company has implemented programs to promote compliance with the laws, regulations and permit requirements governing its landfills and has as its goal 100% compliance. Even with these programs, management believes that in the normal course of doing business, companies in the waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste disposal sites. These programs include systematic site reviews and evaluations of each site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated, and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Management also routinely reviews the realization of its investments in operating landfills and the adequacy of its accruals for the future costs of closure and post-closure monitoring and maintenance at its operating and closed landfills and adjusts its asset values and accruals as deemed appropriate.

     Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company, though resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. Due to the nature of the Company's business and the increasing emphasis of government in all jurisdictions and the public on environmental issues relating to the waste disposal industry, it can be reasonably expected that various subsidiaries of the Company will become involved in additional remediation actions and Superfund sites in the future. Management attempts to anticipate future changes in laws, regulations and operating permit requirements which may affect its operations; however, there is no assurance that such future changes will not significantly affect its operations.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital and related ratios at the end of the last three years were as follows:

                                      As of September 30,
                                  ----------------------------
                                    1994      1993      1992
                                  -------   -------   --------

  Working capital (in thousands)  $ 7,104   $ 1,042   $250,833
  Working capital ratios            1.0:1     1.0:1      1.3:1

     Working capital was affected favorably in the current fiscal year by the adoption of SFAS No. 109, "Accounting for Income Taxes" (see Note (14) of Notes to Consolidated Financial Statements) and increased profitability, offset largely by current year acquisitions and the use of cash for capital expenditures during fiscal 1994. The Company's unusually high level of working capital at September 30, 1992 resulted principally from investing the net proceeds of $283 million from the sale of 14,000,000 shares of the Company's common stock in June 1992 which were not utilized during fiscal year 1992. The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In January 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the registration of up to $700 million of unsecured debt securities, preferred stock, common stock or warrants to purchase unsecured debt securities, preferred stock or common stock. In March 1994, the Company issued 15,525,000 shares of its common stock under this universal shelf registration statement in concurrent public offerings in the United States and outside the United States. The Company used approximately $106 million of the net proceeds of approximately $434 million during April 1994 to redeem its $100 million 8 1/2% Sinking Fund Debentures due 2017 (see Note (7) of Notes to Consolidated Financial Statements). The balance of the proceeds was used to repay indebtedness associated with the February 1994 acquisition of the 50% interest in Otto Waste Services and other working capital requirements.

     In July 1994, the Company closed a $100 million master equipment leasing program. A portion of the commitments under this program was drawn at closing and the proceeds were used to pay indebtedness and for working capital purposes. The balance of the commitments will be drawn on or before March 31, 1995.

     On September 20, 1994, the Company announced the terms of a cash offer ("Attwoods Offers") to acquire all the ordinary shares of Attwoods plc, a UK company, and all of the preferred shares of Attwoods (Finance) N.V., a Netherlands Antilles company. On September 19, 1994, the Company entered into a letter agreement providing for the borrowing by the Company, under a credit agreement to be entered into pursuant to the letter agreement, of up to 500 million pounds sterling (or its equivalent) to finance the Attwoods Offers. The facility is to be used to assist in funding the Attwoods Offers and to fund the working capital requirements and refinance any existing indebtedness of Attwoods including any existing obligations of Attwoods that become due and payable as a result of the Attwoods Offers becoming unconditional. Borrowings under the facility are conditional on the Attwoods Offers having become (or in certain circumstances, having been declared) unconditional in all respects under United Kingdom law. The payment of dividends or other distributions on the Company's Common Stock will be limited by the provisions of this credit agreement which will be somewhat more restrictive than the most restrictive provisions at September 30, 1994. See Note (9) of Notes to Consolidated Financial Statements.

     The Company's bank credit agreement provides total committed credit capacity of $1 billion. The available credit capacity under this facility, which matures in August 1996, is used principally to support the Company's commercial paper program, established in January 1990, authorizing the issuance of up to $1 billion in commercial paper. Borrowings under the commercial paper program may not exceed the available credit under the Company's existing bank credit agreement. There were approximately $43 million of commercial paper borrowings outstanding as of September 30, 1994.

     In February 1990, the Company initiated a program for the issuance of up to $100 million principal amount of medium-term notes, but has not yet utilized this program. In March 1991, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of up to $300 million of additional debt securities, $200 million of which was unutilized at September 30, 1994.

     As of September 30, 1994, the Company's unused committed borrowing capacity under its primary bank credit agreement was $957 million. Such capacity may be used to refinance amounts outstanding under short-term facilities, for financing requirements in connection with foreign exchange contracts or for other capital requirements. Of the $1.5 billion of the Company's long-term indebtedness outstanding (including the $745 million of Convertible Subordinated Debentures) at September 30, 1994, 89% was at fixed interest rates for a period of at least 12 months. Management's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations, although variable rate debt has been and will likely continue to be used to meet short-term and certain longer term financing needs. The Company's weighted average cost of indebtedness increased slightly to approximately 7.9% for fiscal 1994 from 7.7% for fiscal year 1993.

     Long-term indebtedness (including $428 million of Otto Waste Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization declined from 41% at September 30, 1993 to 38% at September 30, 1994, principally a result of the March 1994 common stock offering.

     Subject to the Board of Director approval and excluding the proposed Attwoods transaction, the capital appropriations budget for fiscal year 1995 will be established at $1.2 billion, of which $579 million is intended to provide for normal replacement requirements and to provide new assets to support planned revenue growth within all consolidated businesses. The remaining $590 million is designated for corporate market development activities which principally include new or expanded solid waste transfer and disposal facilities, recycling processing centers, acquisitions of solid waste businesses and other investments in both North American and international operations. Over $50 million of the Company's capital requirements in fiscal 1995 are expected to be financed through master leasing programs. Further, the Company has announced the terms of its Attwoods Offers discussed above. See Note (9) of Notes to Consolidated Financial Statements.

     Excluding the specific financing arrangements associated with the Attwoods Offers, the Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Browning-Ferris Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Browning-Ferris Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II, V, VI and VIII listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
November 30, 1994


  Item 8. - Financial Statements and Supplemental Data

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME

                For The Three Years Ended September 30, 1994

                (In Thousands Except for Per Share Amounts)

  -------------------------------------------------------------------------
                                             Year Ended September 30,
                                       ------------------------------------
                                           1994         1993         1992
  -------------------------------------------------------------------------

  Revenues                             $4,314,541   $3,478,830   $3,277,635
  Cost of operations                    3,123,375    2,525,023    2,372,658
                                       ----------   ----------   ----------

  Gross profit                          1,191,166      953,807      904,977
  Selling, general and
    administrative expense                647,256      559,419      564,708
  Reorganization charge                        --       27,000           --
                                       ----------   ----------   ----------

  Income from operations                  543,910      367,388      340,269
  Interest expense                         93,159       70,894       71,096
  Interest income                         (11,288)     (14,633)      (8,880)
  Equity in earnings of
    unconsolidated affiliates             (37,084)     (16,060)      (9,827)
                                       ----------   ----------   ----------

  Income before income taxes,
    minority interest and
    extraordinary item                    499,123      327,187      287,880
  Income taxes                            199,649      129,726      112,273
  Minority interest in income
    of consolidated subsidiaries           15,501           21           --
                                       ----------   ----------   ----------
  Income before extraordinary
    item                                  283,973      197,440      175,607

  Extraordinary item - loss on
    early retirement of debt,
    net of income tax benefit
    of $2,833                               5,263           --           --
                                       ----------   ----------   ----------
  Net income                           $  278,710   $  197,440   $  175,607
                                       ==========   ==========   ==========
  Number of common and common
    equivalent shares used in
    computing earnings per share          187,621      171,496      158,662
                                       ==========   ==========   ==========




(Continued on Following Page)
            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME

                For The Three Years Ended September 30, 1994

                (In Thousands Except for Per Share Amounts)


  -------------------------------------------------------------------------
                                             Year Ended September 30,
                                       ------------------------------------
                                           1994         1993         1992
  -------------------------------------------------------------------------

  Earnings per common and common
    equivalent share:

    Income before extraordinary item      $  1.52      $  1.15      $  1.11
    Extraordinary item                       (.03)          --           --
                                          -------      -------      -------
    Net income                            $  1.49      $  1.15      $  1.11
                                          =======      =======      =======
  Cash dividends per common share         $   .68      $   .68      $   .68
                                          =======      =======      =======



The accompanying notes are an integral part of these financial statements.


                 BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                (In Thousands)
- --------------------------------------------------------------------------
                                                     September 30,
                                             -----------------------------
                                                  1994            1993
- --------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   79,131      $   22,871
  Short-term investments                         61,993         208,674
  Receivables -
    Trade, net of allowances of $33,284
      and $21,870 for doubtful accounts         752,686         556,456
    Other                                        60,934          58,090
  Inventories                                    32,811          26,508
  Deferred income taxes                         114,925              --
  Prepayments and other                          83,613          52,899
                                             ----------      ----------
    Total current assets                      1,186,093         925,498
                                             ----------      ----------



PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,046,604 and $1,742,362                3,049,767       2,515,709
                                             ----------      ----------


OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $62,527 and $41,234                         954,378         310,065
  Other intangible assets, net of
    accumulated amortization of $156,080
    and $158,693                                113,059         138,844
  Deferred income taxes                          97,998         113,615
  Investments in unconsolidated affiliates      292,579         222,698
  Other                                         103,081          69,213
                                             ----------      ----------

    Total other assets                        1,561,095         854,435
                                             ----------      ----------

    Total assets                             $5,796,955      $4,295,642
                                             ==========      ==========


The accompanying notes are an integral part of these financial statements.



               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                    (In Thousands Except for Share Amounts)
- --------------------------------------------------------------------------
                                                     September 30,
                                             -----------------------------
                                                  1994           1993
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   49,841      $   95,953
  Accounts payable                              400,177         245,555
  Accrued liabilities -
    Salaries and wages                          101,530          75,162
    Taxes, other than income                     44,129          30,912
    Other                                       373,978         313,687
  Income taxes                                   53,642          27,678
  Deferred revenues                             155,692         135,509
                                             ----------      ----------
    Total current liabilities                 1,178,989         924,456
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and landfill
    costs                                       529,501         631,690
  Deferred income taxes                          78,678              --
  Other                                         159,478         128,255
                                             ----------      ----------
    Total deferred items                        767,657         759,945
                                             ----------      ----------
LONG-TERM DEBT, net of current portion          713,680         333,689
                                             ----------      ----------
CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 197,084,755 and
    174,231,747 shares issued                    32,854          29,044
  Additional paid-in capital                  1,351,919         743,265
  Retained earnings                           1,009,132         761,325
  Treasury stock, 743,497 and 686,826
    shares, at cost                              (2,225)         (1,031)
                                             ----------      ----------
    Total common stockholders' equity         2,391,680       1,532,603
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $5,796,955      $4,295,642
                                             ==========      ==========


The accompanying notes are an integral part of these financial statements.



               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 For The Three Years Ended September 30, 1994
                    (In Thousands Except for Share Amounts)
- -------------------------------------------------------------------------------
                                Common Stock,
                                $.16 2/3 Par      Additional
                            --------------------   Paid-In   Retained  Treasury
                              Shares     Amount    Capital   Earnings   Stock
- -------------------------------------------------------------------------------

BALANCE, as of
 September 30, 1991         153,537,025 $25,595 $  341,492 $ 748,125 $   (913)
Stock options -
  Exercises                     489,348      81      4,769        --       --
  Income tax benefit from
   exercises                         --      --        781        --       --
Common stock issuances
 related to -
  Public offering, net of
   expenses                  14,000,000   2,334    280,656        --       --
  Dividend Reinvestment Plan    158,425      26      3,334        --       --
  BFI Employee Stock Owner-
   ship and Savings Plan        605,767     101     12,398        --       --
  Acquisitions                  526,619      88     10,842        --       --
Net income                           --      --         --   175,607       --
Cash dividends                       --      --         --  (109,389)      --
Foreign currency translation
 adjustment                          --      --         --   (37,826)      --
Other                               243      --      2,418        --     (113)
                            ----------- ------- ---------- --------- --------

BALANCE, as of
 September 30, 1992         169,317,427  28,225    656,690   776,517   (1,026)
Stock options -
  Exercises                   1,057,434     176     15,907        --       (8)
  Income tax benefit from
   exercises                         --      --      1,677        --       --
Common stock issuances
 related to -
  Dividend Reinvestment Plan    115,283      19      2,941        --       --
  BFI Employee Stock Owner-
   ship and Savings Plan        432,753      72     11,041        --       --
  Acquisitions                2,294,299     382     28,130        --        3
  Additional investment
   in Spanish operations      1,000,000     167     25,333        --       --
Net income                           --      --         --   197,440       --
Cash dividends                       --      --         --  (116,358)      --
Foreign currency translation
 adjustment                          --      --         --   (96,274)      --
Other                            14,551       3      1,546        --       --
                            ----------- ------- ---------- --------- --------


(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 For The Three Years Ended September 30, 1994
                    (In Thousands Except for Share Amounts)
- -------------------------------------------------------------------------------
                                Common Stock,
                                $.16 2/3 Par      Additional
                            ---------------------  Paid-In   Retained  Treasury
                              Shares      Amount   Capital   Earnings   Stock
- -------------------------------------------------------------------------------

BALANCE, as of
 September 30, 1993         174,231,747  29,044    743,265    761,325  (1,031)
Stock options -
  Exercises                     866,809     145     15,579         --  (1,192)
  Income tax benefit from
    exercises                        --      --      1,949         --      --
Common stock issuances
 related to -
  Public offering, net of
   expenses                  15,525,000   2,588    431,307         --      --
  Dividend Reinvestment Plan     95,817      16      2,587         --      --
  BFI Employee Stock Owner-
   ship and Savings Plan        597,108     100     16,628         --      --
  Acquisitions                5,707,845     951    139,788         --      --
Net income                           --      --         --    278,710      --
Cash dividends                       --      --         --   (126,818)     --
Foreign currency translation
 adjustment                          --      --         --     95,915      --
Other                            60,429      10        816         --      (2)
                            ----------- ------- ---------- ---------- -------

BALANCE, as of
 September 30, 1994         197,084,755 $32,854 $1,351,919 $1,009,132 $(2,225)
                            =========== ======= ========== ========== =======


The accompanying notes are an integral part of these financial statements.



               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                For The Three Years Ended September 30, 1994
                             (In Thousands)
- ------------------------------------------------------------------------------
                                                  Year Ended September 30,
                                              --------------------------------
                                                 1994       1993       1992
- ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $278,710   $197,440   $175,607
                                              --------   --------   --------
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation and amortization              444,192    366,481    365,122
    Reorganization charge                           --     27,000         --
    Deferred income tax expense (benefit)       23,458        732     (2,455)
    Amortization of deferred investment
     tax credit                                   (706)    (1,023)    (2,138)
    Provision for losses on accounts
     receivable                                 31,346     18,657     17,944
    Gains on sales of fixed assets              (5,167)      (667)    (2,641)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received     (19,442)   (16,060)    (9,827)
    Increase (decrease) in cash from
     changes in assets and liabilities
     excluding effects of acquisitions:
      Trade receivables                       (112,586)   (46,605)   (52,442)
      Inventories                                2,606        508       (411)
      Other assets                             (14,563)    13,316        984
      Other liabilities                         66,080     54,186     87,264
                                              --------   --------   --------
    Total adjustments                          415,218    416,525    401,400
                                              --------   --------   --------
  Net cash provided by operating activities    693,928    613,965    577,007
                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (694,475)  (606,240)  (531,239)
  Payments for businesses acquired            (398,734)   (83,786)   (21,644)
  Investments in unconsolidated affiliates     (54,342)   (52,035)   (69,362)
  Proceeds from disposition of assets           74,797     24,554     87,980
  Purchases of short-term investments               --    (30,003)  (213,867)
  Sales of short-term investments              147,424    173,922         --
  Receipts from unconsolidated affiliates       30,431     49,497     43,619
                                              --------   --------   --------
  Net cash used in investing activities       (894,899)  (524,091)  (704,513)
                                              --------   --------   --------


(Continued on Following Page)


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                For The Three Years Ended September 30, 1994
                             (In Thousands)
- ------------------------------------------------------------------------------
                                                  Year Ended September 30,
                                              --------------------------------
                                                 1994       1993       1992
- ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock      450,876     45,337    291,087
  Proceeds from issuances of indebtedness      175,111     51,468     16,848
  Repayments of indebtedness                  (246,761)   (76,455)   (84,835)
  Dividends paid                              (122,944)  (115,519)  (106,725)
                                              --------   --------   --------
  Net cash provided by (used in)
   financing activities                        256,282    (95,169)   116,375
                                              --------   --------   --------

EFFECT OF EXCHANGE RATE CHANGES                    949     (6,516)     1,945
                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH                 56,260    (11,811)    (9,186)
CASH AT BEGINNING OF YEAR                       22,871     34,682     43,868
                                              --------   --------   --------
CASH AT END OF YEAR                           $ 79,131   $ 22,871   $ 34,682
                                              ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts        $ 97,996   $ 72,960   $ 70,692
  Income taxes                                $174,005   $138,498   $ 68,797


The accompanying notes are an integral part of these financial statements.



        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies -

Principles of consolidation.

     The consolidated financial statements include the accounts of Browning-Ferris Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Investments in which the Company does not exercise control over the affiliated companies operations are not consolidated and are accounted for under the equity method or the cost method, as appropriate. Foreign currencies have been translated into United States dollars at appropriate exchange rates.

Short-term investments.

     Short-term investments are carried at cost, which approximates the aggregate market value. At September 30, 1994 and 1993, short-term investments included approximately $61.7 million and $89.6 million, respectively, invested in time deposits. The remainder of these balances was invested principally in marketable securities comprised of money market funds, preferred stocks, tax-exempt securities or U.S. government securities.

Inventories.

     Inventories consisting principally of equipment parts, materials and supplies are valued under a method which approximates the lower of cost (first-in, first-out) or market.

Property and equipment.

     Property and equipment are recorded at cost. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction of landfill improvements, cell development costs and the direct costs of Company personnel dedicated for these purposes. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized during fiscal years 1994, 1993 and 1992 was $11,600,000, $18,669,000 and $15,812,000, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

     Landfill costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed. Certain landfill preparation costs related specifically to cell development are amortized as airspace of the related cell is consumed, generally over not more than two to five


          BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

years. Units-of-production amortization rates applicable to each of the Company's operating landfills are determined annually. The rates are based on estimates provided by the Company's engineers and accounting personnel, and consider the information provided by aerial surveys which are generally performed annually. Depreciation of property and equipment, other than landfills, is provided on the straight-line method based upon the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 40 years and vehicles and equipment, 3 to 12 years.

     Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1994, 1993, and 1992, maintenance and repairs charged to cost of operations were $247,143,000, $210,673,000, and $201,670,000, respectively.
When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible assets.

     The cost over fair value of net tangible assets of acquired businesses ("goodwill") is amortized on the straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are customer lists and covenants not to compete, are amortized on the straight-line method over their estimated lives, typically no more than seven years. Amortization expense for fiscal years 1994, 1993, and 1992 related to goodwill and other intangible assets was $52,553,000, $46,862,000 and $49,532,000, respectively.

Deferred income taxes.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Such amounts are recorded using presently enacted tax rates and regulations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As permitted under SFAS No. 109, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 had no material effect on the Company's results of operations; however, it did affect the classification of deferred tax assets and liabilities resulting in an increase in working capital of $90.3 million and increases in both total assets and liabilities of $128.4 million as of October 1, 1993. In prior years, deferred income taxes were determined under Accounting Principles Board ("APB") Opinion No. 11, which required use of the deferral method. Under that method, deferred income taxes resulted from differences in the timing of the recognition of certain revenue and expense items for income tax and financial reporting purposes. Such amounts were recorded using

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the tax rate in effect when the timing difference originated.

Deferred revenues.

     Amounts billed to customers prior to providing the related services are deferred and later reported as revenues in the period in which the services are rendered.

Deferred items.

     Accrued environmental and landfill costs -

     Accrued environmental and landfill costs includes the non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills, corrective actions and remediation at certain of these landfill facilities and corrective actions at Superfund sites. The Company, based on input from its engineers, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills in the United States based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the proposed air emissions standards. Future cost requirements for closure and post-closure monitoring and maintenance of foreign operating landfills are determined based on the country or local landfill regulations governing the facility.
The Company typically provides accruals for these costs as the remaining permitted airspace of such facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

     An overall program of management of closed solid waste landfills, principally in North America, previously owned or operated by the Company has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at closed facilities which require varying levels of inspection, maintenance, environmental monitoring and from time to time corrective action. Additionally, the Company routinely reviews and evaluates each landfill site requiring

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Expense accruals related to post-closure care of previously owned or operated solid waste landfills are also reviewed on a periodic basis and revised as necessary.

     Accruals for closure, post-closure and certain other liabilities related to hazardous waste disposal were provided in fiscal 1990 when the Company discontinued its hazardous waste operations. The Company reviews the adequacy of these accruals on a periodic basis to determine whether any revisions in the accruals provided at that time are required.

     Other deferred items -

     Deferred items as of September 30, 1994 and 1993 were as follows (in thousands):
                                            1994        1993
                                          --------    --------
  Self-insurance accruals                 $ 69,453    $ 57,189
  Accrued pension costs                     42,176      28,868
  Unamortized investment tax credits        21,807      22,541
  Other                                     26,042      19,657
                                          --------    --------
                                          $159,478    $128,255
                                          ========    ========

     The Company amortizes investment tax credits under the deferral method over the estimated useful lives of the related assets as they are placed in service. No investment tax credits have been generated since fiscal year 1992. For the year ended September 30, 1992, the total estimated investment tax credits generated by the Company's resource recovery partnerships, which qualified for the credit under a special provision of the Tax Reform Act of 1986, were $1,091,000. Included in other accrued liabilities at September 30, 1994 and 1993 was the current portion of self-insurance accruals of $64,998,000 and $63,143,000, respectively, and accrued pension costs of $1,547,000 and $1,076,000, respectively.

Foreign exchange contracts.

     The Company enters into foreign exchange contracts as a hedge against certain of its net investments in foreign subsidiaries and purchase commitments from time to time. Realized and unrealized

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

gains and losses on these contracts and the amortization of any premiums or discounts are deferred and included with translation adjustments in the separate component of common stockholders' equity or reflected as a deferred asset or liability associated with the anticipated purchase commitment. When deemed appropriate, the Company enters into foreign exchange contracts as a hedge against certain advances to foreign subsidiaries, which are to be repaid in the foreseeable future. Realized and unrealized gains and losses associated with these contracts are reflected in income for each period such contracts are outstanding. There were no significant foreign exchange contracts outstanding at September 30, 1994 and none were outstanding at the end of fiscal 1993.

Cash flow information.

     The Consolidated Statement of Cash Flows provides information about changes in cash and excludes the effects of non-cash transactions, principally related to business combinations discussed in Note (3).

Reclassifications.

     Certain reclassifications have been made in prior years' financial statements to conform to the fiscal year 1994 presentation.

(2)  Reorganization charge -

     A reorganization charge of $27 million (an after-tax charge of approximately $.10 per share) was included in fiscal year 1993 results of operations. The charge, which was announced in June 1993, was recorded to cover the estimated expense of reorganizing the Company's regional structure in the United States to better plan and coordinate its business operations, capitalize on new growth opportunities and more efficiently serve its customers in the Company's major market areas. The reorganization included the designation of a divisional vice president with responsibility for each market area, the closing of three regional offices, the opening of one new regional office and the relocation of one regional office, which reduced the number of United States regional offices from seven to five. The reorganization charge included employee severance and relocation costs and other employee, organizational and transition related costs.

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


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     During its current fiscal year, the Company paid approximately $179.5 million (including liabilities assumed and additional amounts payable to former owners of $31.4 million and 752,049 shares of the Company's common stock valued at $21.4 million) to acquire 111 solid waste businesses, which were accounted for as purchases, in addition to the Otto Waste Services transaction discussed above. The Company also exchanged 1,027,721 shares of its common stock and assumed liabilities and equity of $7.0 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these four business combinations was not significant, prior period financial statements were not restated.

     During the prior fiscal year, the Company paid approximately $119.1 million (including liabilities assumed and additional amounts payable to former owners of $18.9 million and 726,931 shares of the Company's common stock (including 1,993 shares of treasury stock) valued at $17.7 million) to acquire 107 solid waste businesses, which were accounted for as purchases. The Company also exchanged 1,569,361 shares of its common stock and assumed liabilities and equity of $22.8 million in connection with three business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these three business combinations was not significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1994 and 1993 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Otto Waste Services and many of the Company's other acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information below is subject to adjustment as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal year 1994 had been acquired on October 1, 1992, are as follows (in thousands, except per share amounts):


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                            Year Ended
                                           September 30,
                                    --------------------------
                                         1994          1993
                                     (Unaudited)   (Unaudited)
                                     -----------   -----------
  Pro forma revenues                 $4,596,208    $4,146,053
  Pro forma income before
   extraordinary item                $  289,936    $  209,515
  Pro forma net income               $  284,673    $  209,515
  Pro forma income per common and
   common equivalent share -
     Income before extraordinary
      item                           $     1.52    $     1.15
     Net income                      $     1.49    $     1.15

     The pro forma effect of the acquisitions consummated during the prior fiscal year was not material. These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1992, nor should they be viewed as indicative of future results of operations.

     For certain business combinations accounted for as poolings-of-interests, the Company received additional income tax basis based on the fair market value of the acquired assets. The tax benefit of this additional basis is treated as an increase in additional paid-in capital when realized. Taxes on the recapture of depreciation resulting from such tax basis adjustments are charged to additional paid-in capital when the taxes are paid.

(4)  Property and equipment -

     Property and equipment at September 30, 1994 and 1993, was as follows (in thousands):

                                        1994           1993
                                     ----------     ----------
   Land and improvements             $  232,732     $  188,414
   Buildings                            425,775        328,173
   Landfills                          1,472,565      1,313,366
   Vehicles and equipment             2,847,902      2,331,094
   Construction-in-progress             117,397         97,024
                                     ----------     ----------
     Total property and equipment 5,096,371 4,258,071 Less accumulated depreciation
     and amortization                 2,046,604      1,742,362
                                     ----------     ----------
     Property and equipment, net     $3,049,767     $2,515,709
                                     ==========     ==========

     Included in property and equipment, net are $173,353,000 and $210,040,000 as of September 30, 1994 and 1993, respectively, related to solid waste landfill market development projects, including landfill permitting costs, for which amortization has not

       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

yet commenced. The Company reviews the realization of these projects on a periodic basis.

(5)  Investments in unconsolidated affiliates -

     The Company uses the equity method of accounting for investments in unconsolidated affiliates over which it exercises control of 20% - 50%. The summarized combined balance sheet and income statement information presented in the table below (and the Company's related investments and earnings) includes amounts primarily related to the following significant equity investees:
American  Ref-Fuel  Company  of  Hempstead, Inc.  (New York) (50%),
American Ref-Fuel Company of Essex County, Inc. (New Jersey) (50%), American Ref-Fuel Company of Southeastern Connecticut, Inc. (50%), American Ref-Fuel Company of Niagara, L.P. (New York) (50%), Browning-Ferris Industries
Iberica, S.A. (Spain)  (50% - for the period December 31, 1990 through
May 10, 1993, at which time the Company issued 1,000,000 shares and paid approximately $6.8 million to acquire an additional 31% ownership in this entity, resulting in reconsolidation of the Company's Spanish operations), Servizi Industriali Group (Italy) (50% - since December 31, 1991), Swire BFI Waste Services, Ltd. (Hong Kong) (50%), Pfitzenmeier & Rau (Germany) (50% - since February 3, 1994) and Congress Development Company (Chicago, Illinois) (50%) (in thousands).

                                        1994           1993
                                     ----------     ----------
Combined Balance Sheet Information
  as of Fiscal Yearend:
    Assets -
      Current assets                 $  211,382     $  196,206
      Noncurrent assets               1,122,711      1,041,059
                                     ----------     ----------
                                     $1,334,093     $1,237,265
                                     ==========     ==========

    Liabilities and Net Worth -
      Current liabilities            $  155,048     $  135,155
      Noncurrent liabilities            804,544        774,175
      Net worth                         374,501        327,935
                                     ----------     ----------
                                     $1,334,093     $1,237,265
                                     ==========     ==========

Company's Investments in and Advances
  to Equity Investees (including
  subordinated notes receivable
  of $71,453 and $56,182,
  respectively)                      $  268,404     $  219,712
                                     ==========     ==========





        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                      1994      1993       1992
                                    --------   --------   --------

Combined Income Statement Informa-
  tion for the Fiscal Year Ended:
    Revenues                        $398,753   $330,899   $267,466
    Gross profit                    $162,870   $133,624   $114,811
    Net income                      $ 74,804   $ 25,538   $  2,862

Company's Equity in Earnings
  of Equity Investees (1)           $ 37,084   $ 16,060   $  9,827

- ----------------
     (1) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related equity investees have resulted principally from accounting differences in the recognition of income and the elimination of intercompany transactions.

     During fiscal year 1994, the Company received $17.6 million in dividends from unconsolidated affiliates. No significant dividends were received in fiscal years 1993 and 1992.

(6)  Accrued environmental and landfill costs -

     Accrued environmental and landfill costs at September 30, 1994 and 1993 were as follows (in thousands):

                                             1994           1993
                                           --------       --------
Accrued costs associated with open
  landfills (including landfills
  under expansion)                         $328,920       $414,021

Accrued costs associated with closed
  landfills and corrective action
  costs (including Superfund sites)         197,754        125,162

Accrued costs of closure, post-closure
  and certain other liabilities associated
  with discontinued operations              161,531        189,947
                                           --------       --------
       Total                                688,205        729,130

Less current portion (included
  in other accrued liabilities)             158,704         97,440
                                           --------       --------
       Accrued environmental and
         landfill costs                    $529,501       $631,690
                                           ========       ========



         BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For a discussion of the Company's significant accounting policies related to these environmental and landfill costs, see Note (1) - "Summary of significant accounting policies" - "Deferred items" - "Accrued environmental and landfill costs".

Open landfills.

     The Company operates 93 solid waste landfills in the United States, 14 of which are operated under contracts with municipalities or others. The Company also operates 53 landfills outside of the United States. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs are to be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of fiscal 1994, approximately $300-$325 million of additional accruals are to be provided over the remaining lives of these facilities. Estimated additional environmental costs ranging from $450-$475 million, principally related to capping and methane gas control activities expected to occur during the operating lives of these sites, are also to be expensed over the remaining lives of these landfill facilities. In addition, during fiscal year 1994, in excess of $85 million of these accruals was transferred to accrued costs associated with closed landfills and corrective action costs in connection with the closing of a number of landfills.

Closed landfills and corrective action costs
  (including Superfund sites).

     These costs relate to closure and post-closure activities or corrective actions at closed solid waste landfills owned or previously operated by the Company as well as a number of Superfund sites where subsidiaries of the Company are participating in potentially responsible party groups or are otherwise involved.

Discontinued operations.

     These costs relate to closure and post-closure activities or corrective actions at hazardous waste landfills owned or previously operated by the Company as well as a number of Superfund sites where subsidiaries of the Company previously disposed of hazardous waste and are participating in potentially responsible party groups or are otherwise involved.

(7)  Long-term debt -

     Long-term debt at September 30, 1994 and 1993 was as follows (in thousands):


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                          1994          1993
                                        --------      --------
Senior indebtedness:
  9 1/4% Debentures                     $100,000      $100,000
  8 1/2% Sinking Fund Debentures,
    net of unamortized discount
    of $1,499 at yearend 1993                 --        98,501
  Dfl. 125 million 6 1/2% Notes               --        68,200
  Solid waste revenue bond obligations   114,031        79,977
  Other notes payable, primarily
    5.0%-14.0%                           366,145        82,964
                                        --------      --------
                                         580,176       429,642
Commercial paper and short-term
  facilities to be refinanced            183,345            --
                                        --------      --------
Total long-term debt                     763,521       429,642
Less current portion                      49,841        95,953
                                        --------      --------
Long-term debt, net of current
  portion                               $713,680      $333,689
                                        ========      ========

     The long-term portion of the debt outstanding at September 30, 1994, matures as follows: 1996, $325,530,000; 1997, $65,656,000; 1998, $38,074,000;
1999, $23,560,000 and in subsequent years, $260,860,000.

9 1/4% Debentures.

     In March 1991, the Company filed a shelf registration statement with the Securities and Exchange Commission to provide for the future issuance of up to $300 million of debt securities. The Company may issue these securities from time to time in one or more series. Maturities, terms, covenants and other conditions will be determined prior to the offering and sale of any series of these securities. In May 1991, the Company issued $100 million of 9 1/4% Debentures which mature on May 1, 2021. The debentures may not be redeemed prior to maturity and are not subject to any sinking fund.

8 1/2% Sinking Fund Debentures.

     In April 1994, the Company called for redemption of its $100 million
8 1/2% Sinking Fund Debentures due 2017 which were originally issued in January 1987. As a result, the Company recorded an after-tax loss of $5,263,000, which has been reflected in the Company's consolidated statement of income as an extraordinary item.


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dfl. 125 million 6 1/2% Notes.

     In November 1988, Browning-Ferris Industries Finance B.V., an indirect wholly-owned subsidiary of the Company, issued Dfl. 125,000,000 of 6 1/2% Notes at 100 1/2% of their face amount, which were guaranteed by the Company. The notes, listed on the Amsterdam Stock Exchange, were unsecured obligations on which interest was payable annually. The notes matured on November 1, 1993 and were repaid from available funds.

Bank credit agreement.

     During September 1992, the Company modified the terms of its two existing bank credit agreements to provide, among other things, for the merger of the two agreements into one agreement and extended the maturity of the facility to August 1996.  The agreement provides total committed credit capacity of
$1 billion.  The facility can be utilized to borrow U.S. domestic dollars or
Eurodollars on a committed basis.   At the option of the Company and the
participating banks, U.S. dollar and Eurodollar loans bear a rate of interest based on the London Interbank Offered Rate ("LIBOR"), the prime rate, the federal funds rate or a certificate of deposit rate, plus a margin. The
$1 billion Revolving Credit Agreement with Texas Commerce Bank National Association as administrative agent and Credit Suisse First Boston Limited as co-agent for a group of U.S. and international banks, requires a facility fee of .2% per annum on the total commitment, whether used or unused.
The bank credit agreement is used primarily to support the Company's commercial paper program which was established in January 1990. The agreement contains a net worth requirement of $1 billion, which increases annually after September 30, 1992 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. The agreement also restricts the incurrence or assumption of additional debt if the debt to capitalization ratio after considering such additional debt exceeds .65 to 1. At September 30, 1994 and 1993, the Company had no outstanding borrowings under its bank credit agreement.

     At September 30, 1994, distributions from retained earnings could not exceed $1.3 billion under the bank credit agreement's net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

Medium-Term Notes, Series A.

     In February 1990, the Company supplemented an existing shelf registration statement to provide for the registration of a program to issue up to $100 million of Medium-Term Notes, Series A. Under this program the Company may offer notes for sale from time to time in one or more series. The notes may have maturities ranging from one year to 30 years from the date of issue, as selected by the purchaser and agreed to by the Company, and will bear interest at a fixed rate agreed to by the Company at the date of issuance. No notes have yet been issued under this program.

       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Universal shelf registration statement.

     In January 1994, the Company filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the registration of up to $700 million of unsecured debt securities, preferred stock, common stock or warrants to purchase unsecured debt securities, preferred stock or common stock. In March 1994, the Company utilized a portion of these registered securities when it issued 15,525,000 shares of its common stock in concurrent public offerings in the United States and outside the United States. The Company used approximately $106 million of the net proceeds of approximately $434 million to redeem its $100 million
8 1/2% Sinking Fund Debentures, due 2017 during April 1994. The balance of the proceeds was used to repay indebtedness associated with the February 1994 acquisition of the fifty percent interest in Otto Waste Services and other working capital requirements. The Company may offer the remaining securities available under the universal shelf registration statement from time to time, either jointly or separately, at prices and on terms to be determined at or prior to the time of sale.

Solid waste revenue bond obligations.

     Certain subsidiaries of the Company have entered into agreements under which they receive proceeds from the sale by government authorities of solid waste revenue bonds. These subsidiaries are obligated to make payments sufficient to pay the interest and retire the bonds. The weighted average interest rate of these issues is approximately 6.1%. These issues mature at various dates through the year 2027. The solid waste revenue bond obligations of the subsidiaries are guaranteed by the Company.

Other notes payable.

     Other notes payable includes mortgages payable and other secured debt, unsecured debt and capitalized lease obligations of the Company. Approximately $288 million of this indebtedness relates to a large number of separate company debt instruments of Otto Waste Services and its consolidated subsidiaries, in which the Company acquired a 50% interest in February 1994. A substantial portion of the Otto Waste Services debt is secured by assets of the related companies and is payable in Deutsche Mark.

Commercial paper and short-term facilities to be refinanced.

     In January 1990, the Company established a commercial paper program, authorizing the issuance of up to $1 billion in commercial paper through Goldman, Sachs Money Markets, Inc. and Shearson Lehman (a division of Shearson Lehman Brothers, Inc.). The Company may use proceeds from borrowings under this program to refinance existing indebtedness and for general corporate purposes, including interim financing of business acquisitions and funding working capital requirements. Borrowings under the commercial paper program may not exceed the available credit under the Company's

       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

bank credit agreement which provides for aggregate borrowings of up to $1 billion. At September 30, 1994, the Company had commercial paper and other outstanding borrowings of $183,345,000 classified as long-term debt. At September 30, 1993, the Company had no borrowings outstanding under the commercial paper program. It is the Company's intention to refinance the commercial paper and other outstanding borrowings classified as long-term debt through the use of its existing committed long-term bank credit agreements or medium-term note program in the event that alternative long-term refinancing is not arranged. A summary by country of the commercial paper and other outstanding borrowings to be refinanced as of September 30, 1994 is as follows (amounts in thousands):

                                           1994
                                ----------------------------
                                Amount to be   Interest Rate
                                 Refinanced     at Yearend
                                ------------   -------------
     United States -
       Commercial paper            $ 43,482            5%
     Germany                        139,863         8-12%
                                   --------
                                   $183,345
                                   ========

     It is the Company's practice to maintain bank accounts with certain banks through which cash collections and disbursements are made in the ordinary course of business. The cash balances in these operating accounts may also serve as compensating balances for loans and various services provided by the banks.

(8)  Convertible Subordinated Debentures -

     In August 1987, the Company issued to the public $345 million of 6 1/4% Convertible Subordinated Debentures due 2012. Each $1,000.00 debenture is convertible by the holder, at any time, into the Company's common stock, at a conversion price of $41.00 per share. On August 15, 1990, the debentures became redeemable at the option of the Company, in whole or in part, at an initial redemption price of 104.375% of the principal amount, which decreases in equal increments annually through August 15, 1997 and remains at 100.0% thereafter. The debentures are subject to an annual sinking fund obligation in an amount equal to 5% of the originally issued principal amount beginning on August 15, 1997.

     In July 1990, the Company issued $400 million of 6 3/4% Convertible Subordinated Debentures due 2005. The debentures are convertible by a holder into shares of the Company's common stock at a conversion price of $52.50 per share. These debentures are subject to redemption, at the option of the Company, in whole or in part, at any time on and after July 18, 1993 at an initial redemption price of 103% of the principal amount, which decreases in equal increments annually through July 18, 1996 and remains at 100% thereafter.


       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)  Commitments and contingencies -

Legal proceedings.

     Since early November 1990, several lawsuits have been filed in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, are class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally allege that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial courts. The Company is vigorously defending these matters.

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

Environmental proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste. Since January 1991, the Company has sought and received the ability to dispose of certain additional non-municipal solid waste streams at the facility. The ultimate realization of the Company's total investment of approximately $100 million is dependent upon continued disposal of current and future acceptable waste streams while continuing to pursue all possible alternative uses of the property to maximize its value.

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


       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Insurance matters.

     Under its insurance policies, the Company generally has self-insured retention limits ranging from $1,000,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. In November 1992, a wholly-owned insurance subsidiary of the Company received a Certificate of Authority from the Colorado Division of Insurance to operate as a captive insurance company. It currently writes insurance to meet financial assurance obligations related to closure and post-closure of certain landfills of the Company. At September 30, 1994, no claims had been made relative to this insurance operation, and no claim reserves had been posted.

     In order to meet existing governmental requirements, the Company has been able to secure an environmental impairment liability insurance policy in amounts which the Company believes are in compliance with the amounts required by federal and state law. Under this policy, the Company must reimburse the carrier for losses incurred by the Company.

Resource recovery projects.

     Subsidiaries of the Company and Air Products and Chemicals, Inc. ("Air Products") each have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. The four facilities currently in commercial operation are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut and Niagara Falls, New York. Financing arrangements for these projects include parent company support arrangements under which the Company and Air Products generally have agreed to each severally fund one-half of partnership cash deficiencies resulting from the partnership's failure to meet certain obligations during construction and, to a lesser extent, operation of each of the facilities.
In all cases except Niagara Falls, the Company and Air Products generally are not obligated to fund cash deficiencies associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, the Company may limit its financial obligations as follows:


         BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Hempstead, New York - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1994, $227 million of total unamortized project debt was outstanding, which matures on various dates between 1994 and 2010. Average annual debt service on 50% of the debt over the next five years is $13 million.

  Essex County in New Jersey - Funding of 50% of cash deficiencies including debt service until facility has passed its acceptance tests. The facility has not yet passed certain of its final acceptance tests. At September 30, 1994, total outstanding debt included unamortized project debt of $178 million and $10 million of additional partnership debt (of which $5 million is guaranteed by the Company). Upon final acceptance of the facility, the Company will be obligated to fund one-half of cash deficiencies up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

  Preston, Connecticut - Funding of 50% of periodic payments re-lated to outstanding debt. At September 30, 1994, total outstanding debt included $95 million of unamortized project debt and $44 million of additional partnership debt (of which $22 million is guaranteed by the Company). Such outstanding indebtedness matures on various dates between 1994 and 2023. Average annual debt service on 50% of the debt over the next five years is $6 million.

  Niagara Falls, New York - Funding of 50% of partnership cash deficiencies, including debt service. At September 30, 1994, $35 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $3 million.

Operating leases.

     The Company and its subsidiaries lease substantial portions of their office and other facilities under various lease agreements. At September 30, 1994, total minimum rental commitments becoming payable under all noncancellable operating leases are as follows (in thousands):

   1995      $ 36,993          1999                    $ 24,259
   1996      $ 32,882          2000 - 2004             $ 99,988
   1997      $ 29,269          2005 - 2009             $102,366
   1998      $ 26,111          All years thereafter    $ 45,379

    Total rental expenses for fiscal years 1994, 1993 and 1992, substantially all of which related to fixed amount rental agreements, were $58,667,000, $55,667,000 and $49,178,000, respectively.


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other matters.

     On September 20, 1994, BFI Acquisition plc ("BFI (UK)"), a subsidiary of the Company, announced the terms of cash offers to acquire all of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) of Attwoods plc ("Attwoods") and convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods. On November 17, 1994, BFI (UK) announced increased and final offers ("Final Offers") for Attwoods. The Final Offers, denominated in pounds sterling, are 116.75 pence per ordinary share (583.75 pence per American Depositary Share) and 92 pence per preference share (an aggregate of approximately U.S. $611 million based on exchange rates prevailing on November 29, 1994). The Final Offers also provide for a recommended final dividend of 3.25 pence per ordinary share payable to Attwoods shareholders. Attwoods is a provider of waste management services operating principally in the United States, the United Kingdom, the Caribbean and mainland
Europe, primarily Germany, and also has mineral extraction operations in the United Kingdom. The Final Offers are subject to the satisfaction of various conditions, including acceptance by the holders of not less than 50% of the ordinary shares and satisfaction of applicable requirements under the Hart-Scott-Rodino Anti-Trust Improvements Act. The expiration date of the Final Offers is December 2, 1994.

(10) Preferred stock -

     The Company is authorized by its Restated Certificate of Incorporation to issue 25 million shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

(11) Preferred Stock Purchase Rights Plan -

     In June 1988, the Board of Directors of the Company adopted a Preferred Stock Purchase Rights Plan (the "Plan") and in connection therewith declared a dividend of one Preferred Stock Purchase Right (a "Right") on each outstanding share of the Company's common stock and on each share subsequently issued until separate Rights certificates are distributed, or the Rights expire or are redeemed. When exercisable, each Right will entitle a holder to purchase one one-hundredth of a share of a new series of the Company's Preferred Stock at an exercise price of $110.00, subject to adjustment.

     The Plan, as subsequently amended in March 1990, provides that if the Company is acquired in a business combination transaction on or at any time after the date on which a person obtains ownership of stock having 10% or more of the Company's general voting power, provision generally must be made prior to the consummation of such transaction to entitle each holder of a Right to purchase at the exercise price a number of the acquiring company's common shares having a market value at the time of such transactions of two times the exercise price of the Right. The Plan also provides that upon the occurrence of certain other specific matters, each holder of a Right will have the right to receive, upon payment of the exercise


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

price, shares of the new series of Preferred Stock having a market value of two times the exercise price of a Right. The Company has a right to redeem the Rights for $.05 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire on June 13, 1998.

(12) Common stock -

Earnings per share.

     The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):
                                        Year Ended September 30,
                                      ----------------------------
                                        1994      1993      1992
                                      -------   -------   -------
Common shares outstanding             196,341   173,545   168,629

Effect of using weighted average
  common and common equivalent
  shares outstanding                   (9,788)   (2,962)  (10,846)

Effect of shares issuable under
  stock option plans based on
  the treasury stock method             1,068       913       879
                                      -------   -------   -------
Shares used in computing
  primary earnings per share          187,621   171,496   158,662
                                      =======   =======   =======

     The difference between shares for primary and fully diluted earnings per share was not significant in any year. Conversion of the 6 3/4% Convertible Subordinated Debentures issued in July 1990, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include stock options and the Company's 6 1/4% Convertible Subordinated Debentures issued in August 1987. The effect of the debentures on earnings per share was anti-dilutive for each of the years presented and, accordingly, has not been included in the computations.

Stock incentive plans.

     The Company presently maintains five stock option plans affording employees, directors and other persons affiliated with the Company the right to purchase shares of its common stock. At September 30, 1994, options were available for future grants only under four plans, the Company's 1987, 1990 and both of its 1993

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

plans. At September 30, 1994, 236,350 of the options outstanding were incentive stock options and 9,669,518 were non-qualified stock options.

     The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the stock's fair market value on the date of the grant.

     Transactions under all stock option plans are summarized below:

                                     Year Ended September 30,
                             ----------------------------------------
                                1994           1993           1992
                             ----------     ----------     ----------
 Options outstanding at
   beginning of year          9,708,547      9,202,726      7,719,664
 Options granted              1,697,000      1,865,400      2,127,500
 Options terminated            (632,870)      (302,145)      (155,090)
 Options exercised             (866,809)    (1,057,434)      (489,348)
                              ----------     ----------     ----------
 Options outstanding at
   end of year                9,905,868      9,708,547      9,202,726
                              ==========     ==========     ==========
 Options exercisable at
   end of year                5,939,033      5,341,527      5,189,576
 Options available for future
   grants at end of year      6,501,573        380,657      1,944,052
 Total option price of
   options outstanding at
   end of year             $249,683,713   $242,054,596   $219,553,936
 Option price range:
   Options granted         $25.44-$31.69  $24.81-$27.75  $17.31-$23.56
   Options terminated      $17.31-$43.38  $ 9.90-$43.38  $17.31-$43.38
   Options exercised       $ 7.00-$29.84  $ 7.00-$31.75  $ 4.68-$24.06
   Options outstanding
    at end of year         $ 9.34-$43.38  $ 7.00-$43.38  $ 7.00-$43.38

     Under the 1993 Stock Incentive Plans, restricted common stock of the Company may be granted to officers, other key employees and certain non-employee directors. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock grants lapse 2 years from the date of grant for officers and key employees and three years for non-employee directors. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of additional paid-in capital in the Company's consolidated balance sheet. Additionally, the 1993 stock incentive plans provide for common stock awards. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant.


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the 500,000 shares which may be awarded principally to officers and key employees as restricted stock grants or stock awards, approximately 15,000 restricted shares were issued during the current year and were outstanding as of September 30, 1994. No common stock awards were granted as of September 30, 1994.

Dividend Reinvestment Plan.

     The Company has a Dividend Reinvestment Plan which provides registered common stockholders an opportunity to reinvest automatically their dividends in shares of the Company's common stock. Each participant in the plan may also make additional cash payments of not less than $25 per remittance and not more than $60,000 per calendar year to be invested in such common shares pursuant to the plan. The plan provides that newly issued shares may be acquired from the Company, purchased on the open market or purchased under a combination of the two alternatives.

(13) Foreign currency translation -

     Increases (decreases) in the equity component for each period's translation adjustments are as follows (in thousands):

                                  Year Ended September 30,
                              -----------------------------------
                                  1994        1993       1992
                               ----------  ----------  ---------
Beginning cumulative
  translation adjustment       $(136,659)  $ (40,385)  $ (2,559)
                               ---------   ---------   --------
Adjustments for the fiscal year:
  Foreign currency translation
    adjustments                   95,915     (96,274)     8,155
  Adjustments related to foreign
    exchange hedging contracts        --          --    (45,981)
                               ---------   ---------   --------
Total adjustments                 95,915     (96,274)   (37,826)
                               ---------   ---------   --------
Ending cumulative translation
  adjustment                   $ (40,744)  $(136,659)  $(40,385)
                               =========   =========   ========

(14) Income taxes -

    In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective October 1, 1993. As permitted under SFAS No. 109, prior years financial statements have not been restated to apply the provisions of SFAS No. 109. Information shown below for prior years was determined under the provisions of Accounting Principles Board Opinion No. 11.

     The components of (i) earnings before income taxes, minority
        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest and extraordinary item and (ii) the income tax provision for each of the three fiscal years ended September 30, are as set forth below (in thousands).
                                     1994      1993      1992
                                   --------  --------  --------
      Domestic                     $421,620  $305,023  $285,869
      Foreign (1)                    77,503    22,164     2,011
                                   --------  --------  --------
                                   $499,123  $327,187  $287,880
                                   ========  ========  ========
- ----------
     (1) Amounts are net of intercompany interest for fiscal years 1994, 1993 and 1992 of $23,838,000, $20,216,000 and $32,106,000, respectively. The
     Company maintains a capital structure with respect to its foreign operations designed to minimize worldwide income and other tax costs.

                                                 State
                            Federal   Foreign    & Local     Total
                           --------   --------   --------   --------
1994:  Current             $116,164   $ 42,107   $ 18,626   $176,897
       Deferred              34,646       (220)   (10,968)    23,458
       Amortization
         of investment
         tax credit            (706)        --         --       (706)
                           --------   --------   --------   --------
                           $150,104   $ 41,887   $  7,658   $199,649
                           ========   ========   ========   ========

1993:  Current             $ 90,861   $ 18,790   $ 20,366   $130,017
       Deferred              11,859     (3,320)    (7,807)       732
       Amortization
         of investment
         tax credit          (1,023)        --         --     (1,023)
                           --------   --------   --------   --------
                           $101,697   $ 15,470   $ 12,559   $129,726
                           ========   ========   ========   ========

1992:  Current             $ 95,378   $ 10,865   $ 10,623   $116,866
       Deferred              (2,803)      (711)     1,059     (2,455)
       Amortization
         of investment
         tax credit          (2,138)        --         --     (2,138)
                           --------   --------   --------   --------
                           $ 90,437   $ 10,154   $ 11,682   $112,273
                           ========   ========   ========   ========

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for each of the three fiscal years in the period ended September 30, 1994:



       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                      1994       1993       1992
                                    -------    -------    -------
Income tax - statutory rate          35.00%     34.75%     34.00%
Amortization of investment
  tax credit                          (.14)      (.31)      (.74)
Federal effect of state
  income taxes                        (.54)     (1.33)     (1.38)
Effect of foreign operations           .89       2.51       3.01
All other, net                        3.26        .19        .05
                                    ------     ------     ------
Federal and foreign                  38.47      35.81      34.94
State income taxes                    1.53       3.84       4.06
                                    ------     ------     ------
  Effective income tax rate          40.00%     39.65%     39.00%
                                    ======     ======     ======

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at September 30, 1994, are as follows (in thousands):

                                        Deferred      Deferred Tax
                                      Tax Assets      Liabilities
                                       -----------    ------------
    Depreciation and amortization      $103,971        $403,891
    Accrued environmental and
      landfill costs                    193,373              --
    Accruals related to discontinued
      operations                         79,345              --
    Self-insurance accruals              49,814              --
    Net operating loss carryforwards    116,660              --
    Other                               192,819          78,446
                                       --------        --------
    Deferred tax assets and
      liabilities                       735,982        $482,337
                                                       ========
    Valuation allowance                 119,400
                                       --------
    Deferred tax assets, net of
      valuation allowance              $616,582
                                       ========

     The valuation allowance applies principally to a substantial portion of the net operating loss carryforwards which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately
$172 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1995 to 1999.
Domestic state net operating loss carryforwards of approximately $718 million (the tax benefit of which is calculated at rates ranging generally from 5%-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1995 to 2009. The net change in the total valuation allowance for the year ended September 30, 1994, was an increase of $8.9 million.


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Deferred income taxes have not been provided as of September 30, 1994, on approximately $320 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

     The components of the deferred income tax expense (benefit) for each of the two years ended September 30, are as follows (in thousands):
                                        1993       1992
                                      --------   --------
Depreciation expense for
  income tax purposes in
  excess of amounts for
  financial reporting
  purposes                            $ 34,565   $ 24,187
Environmental compliance and
  other landfill related
  costs recognized for
  financial reporting purposes
  but deferred for income tax
  purposes, net                        (14,775)   (16,664)
Reorganization charge                   (8,340)        --
Other, net                             (10,718)    (9,978)
                                      --------   --------
Deferred income tax expense
  (benefit)                           $    732   $ (2,455)
                                      ========   ========

     The Company's consolidated federal income tax returns for fiscal years 1986, 1987 and 1988 have been under audit by the Internal Revenue Service. In May 1993, the Company received a Revenue Agent's Report proposing that the Company pay additional taxes of approximately $22 million (plus interest of approximately $19 million as of September 30, 1994) relating to disallowed deductions in those income tax returns. The principal issue involved, which extends as well to the Company's subsequent taxable years, is the deductibility of amortization relating to customer lists and covenants not to compete associated with acquisitions consummated by the Company in fiscal years 1986, 1987 and 1988. Pursuant to a Congressional order, the IRS developed the Intangible Settlement Initiative and is seeking to settle outstanding claims with affected companies. In April 1994, the IRS proposed to settle substantially all of the Company's pending issues related to intangible assets from acquisitions. In November 1994, the Company reached an agreement with the IRS under the Intangible Settlement Initiative which had no material effect on the Company's results of operations or financial position. As a result of this settlement, all material issues raised in the May 1993 Revenue Agent's Report were resolved.

(15) Employees' benefit plans -

Employee stock ownership and savings plan.

     The Company sponsors an employee stock ownership and savings

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

plan which incorporates deferred savings features permitted under IRS Code
Section 401(k). The plan covers substantially all U.S. employees with one or more years of service except for certain employees subject to collective bargaining agreements. Eligible employees may make voluntary contributions to one or more of five investment funds through payroll deductions which, in turn, will allow them to defer income for tax purposes. The Company matches these voluntary contributions at a rate of $.50 per $1.00 on the first 5% of total earnings contributed by each participating employee. The Company matches the voluntary contributions through open market purchases or issuances of shares of the Company's common stock. The Company expenses its contributions to the employee stock ownership and savings plan which for fiscal years 1994, 1993 and 1992 were $9,430,000, $9,072,000, and $8,160,000, respectively.

Employees' retirement plans.

     The Company and its domestic subsidiaries have two defined benefit retirement plans covering substantially all U.S. employees except for certain employees subject to collective bargaining agreements. The benefits for these plans are based on years of service and the employee's compensation. The Company's general funding policy for these plans is to make annual contributions to the plans equal to or exceeding the actuary's recommended contribution.

     The Company also has employees in various foreign countries that are covered by defined benefit pension plans. The benefits for these plans are based generally on years of service and the employee's compensation. Under the Company's funding policy, annual contributions are made in order to fund the plans over the participants' total expected periods of service in conformity with the requirements of local law or custom.

     The components of net periodic pension cost for fiscal years 1994, 1993 and 1992 for the defined benefit plans were as follows (in thousands):

                                      1994     1993     1992
                                    -------  -------  -------
U.S. Plans:
  Service cost (benefits earned
    during the period)              $11,260  $11,257  $11,866
  Interest cost on projected
    benefit obligation               10,329   10,515    9,952
  Investment gain on plan
    assets                          (11,728) (29,121)  (9,934)
  Net amortization and deferral      (1,534)  18,102      (84)
                                    -------  -------  -------
  Net periodic pension cost         $ 8,327  $10,753  $11,800
                                    =======  =======  =======



        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                      1994     1993     1992
                                    -------  -------  -------
Non-U.S. Plans:
  Service cost (benefits earned
    during the period)              $ 1,118  $   994  $ 1,223
  Interest cost on projected
    benefit obligation                1,004    1,054    1,032
  Investment loss (gain) on plan
    assets                              (62)  (2,788)   1,064
  Net amortization and deferral      (1,766)     767   (2,918)
                                    -------  -------  -------
  Net periodic pension cost         $   294  $    27  $   401
                                    =======  =======  =======

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet as of September 30, 1994 and 1993, and the significant assumptions used in accounting for the defined benefit plans (in thousands):

                                     1994                 1993
                            --------------------   -------------------
                               U.S.     Non-U.S.      U.S.    Non-U.S.
                            ---------   --------   ---------  --------
Actuarial present value
  of accumulated benefit
  obligations, including
  vested benefits of
  $114,878, $5,158,
  $96,418, and $5,615,
  respectively              $(115,780)  $ (5,746)  $(111,195) $ (6,130)
                            =========   ========   =========  ========
Actuarial present value
  of projected benefit
  obligation                $(132,275)  $(14,295)  $(150,364) $(14,880)
Plan assets at fair value,
  primarily commercial
  paper, common stocks
  (including 22,000 shares
  of the Company's common
  stock for U.S. plans at
  both dates) and mutual
  funds                       150,175     20,800     142,491    18,837
                            ---------   --------   ---------  --------
Projected benefit obligation
  (in excess of) less than
   plan assets                 17,900      6,505      (7,873)    3,957
Unrecognized net gain         (29,147)    (1,403)    (11,868)   (1,570)
Unrecognized prior service
  cost                        (16,562)        --         453        --
Unrecognized net (asset)
  obligation at transition     (1,873)     1,526      (2,066)    2,050
                            ---------   --------   ---------  --------
Prepaid (accrued) pension
  costs                     $ (29,682)  $  6,628   $ (21,354) $  4,437
                            =========   ========   =========  ========

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   1994                 1993
                          --------------------   -------------------
                             U.S.     Non-U.S.      U.S.    Non-U.S.
                          ---------   --------   ---------  --------
Discount rate                  8.25%   6.5-9.5%        7.0%  6.5-8.0%
Rate of increase in
  compensation levels          4.5%    3.5-7.5%        4.5%  3.5-6.5%
Expected long-term rate of
  return on assets             9.5%   7.0-10.5%        9.5%  7.0-9.5%

Termination indemnity plan.

     The employees of the Company's Italian operations are covered by a termination indemnity plan. Benefits under the plan, which are based on periods of service and the employee's compensation, are payable in a lump sum upon (1) retirement, (2) termination, (3) death after 10 years of credited service or (4) disability after 10 years of credited service. Expense for fiscal years 1994, 1993 and 1992 related to this unfunded plan was $1,202,677, $1,224,040 and $1,509,070, respectively.

Other postretirement benefits.

     The Company currently maintains an unfunded postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. Effective October 1, 1993, the Company adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the accrual of such benefits over the active service period of the employee. Prior to October 1, 1993, such benefits were expensed when paid. As permitted under SFAS No. 106, the Company has chosen to recognize the transition obligation (the actuarially-determined accumulated postretirement benefit obligation of approximately $11.9 million at September 30, 1994) over a 20-year period. Current year expense associated with the adoption of this standard was not material to the Company's results of operations.

Postemployment benefits.

     The Company maintains no plans which provide significant benefits to former or inactive employees after employment but before retirement.

(16) Operations by industry segment and geographic area -

     The Company's revenues and income are derived principally from one industry segment, which includes the collection, processing/recovery and disposal of solid wastes. This segment renders services to a variety of commercial, industrial, governmental and residential customers. Substantially all revenues represent income from unaffiliated customers.

     The table below reflects certain geographic information relat-


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ing to the Company's operations. For purposes of this table, general corporate expenses have been included in the computation of income from operations and are classified under "United States and Puerto Rico" (in thousands).

                             United States
                                 and
                              Puerto Rico    Foreign   Consolidated
                             ------------  ----------  ------------
  Revenues            1994   $3,293,297    $1,021,244    $4,314,541
                      1993    2,881,150       597,680     3,478,830
                      1992    2,706,507       571,128     3,277,635

  Income from
    operations        1994      426,499       117,411       543,910
                      1993      316,313(1)     51,075(2)    367,388
                      1992      294,291        45,978(2)    340,269

  Depreciation and
    amortization      1994      349,189        95,003       444,192
                      1993      304,968        61,513       366,481
                      1992      307,191        57,931       365,122

  Identifiable assets 1994    3,626,134     2,170,821(2)  5,796,955
                      1993    3,370,508       925,134(3)  4,295,642
                      1992    3,248,110       819,414(3)  4,067,524

- -----------------

     (1) Income from operations for the United States and Puerto Rico operations has been reduced by a reorganization charge incurred in the third quarter of fiscal 1993 of $27.0 million. See Note
     (2).

     (2) In excess of $1.0 billion of the increase in identifiable assets since fiscal yearend 1993 is attributable to consolidated assets of Otto Waste Services. The Company acquired a 50% interest in Otto Waste Services in February 1994.

     (3) Included in foreign income from operations is approximately $8.0 million, $13.9 million and $13.8 million of operating losses from Italian operations for fiscal 1994, 1993 and 1992, respectively; the Company's investment in Italian operations at September 30, 1994 and 1993 was approximately $154 million and $149 million, respectively.

(17) Fair value of financial instruments -

     The following disclosures of the fair value of financial instruments are presented in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the

      BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company using available market data and valuation methodologies. Considerable judgment is required in developing the methodologies used to determine the estimates of fair value and in interpreting available market data and, accordingly, the estimates presented herein are not necessarily indicative of the values of such financial instruments in a current market exchange. Additionally, under certain financing agreements, the Company is prohibited from redeeming certain of the long-term debt before its maturity.

                                     As of September 30,
                          ---------------------------------------
                                 1994                 1993
                          ------------------   ------------------
                             Book     Fair        Book     Fair
                            Value     Value      Value     Value
                          --------  --------   --------  --------
Debt -                                  (In Thousands)
  9 1/4% Debentures       $100,000  $101,000   $100,000  $125,500
  8 1/2% Sinking Fund
    Debentures                  --        --     98,501   113,125
  Dfl. 125 million
    6 1/2% Notes                --        --     68,200    68,200
  Solid waste revenue
    bond obligations       114,031   110,639     79,977    86,986
  Other notes payable      366,145   380,330     82,964    93,887
  Commercial paper and
    short-term facilities
    to be refinanced       183,345   189,373         --        --
  Convertible
    subordinated
    debentures             744,949   714,101    744,949   750,174

     The book values of cash, short-term investments, trade accounts receivables, trade accounts payable and financial instruments included in other receivables, other assets and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments.

     The estimated fair value of long-term debt and convertible subordinated debentures is based on quoted market prices where available or on present value calculations which are calculated using current rates for similar debt with the same remaining maturities.

     In the normal course of business, the Company has letters of credit, performance bonds and other guarantees which are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.




       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18) Related party transactions -

     One of the Company's directors is affiliated with Otto Holding International B.V. ("OHI") which owns the other 50% interest of Otto
Waste Services.   The Company, primarily through its 50% ownership of
Otto Waste Services, is engaged in various transactions through the ordinary course of business with OHI, its subsidiaries and unconsolidated affiliates ("OHI Group"). The OHI Group leased containers and equipment under operating leases and provided certain administrative services to Otto Waste Services during the current fiscal year. Charges for these services were approximately $3.5 million for the period since Otto Waste Services was acquired in February 1994. The Company, including Otto Waste Services, also purchased or entered into capital leases for approximately $25.4 million of containers from the OHI Group during fiscal year 1994. Included in the balance sheet at September 30, 1994, are the following amounts relating to transactions with the OHI Group (in thousands):

  Accounts receivable - other                   $ 5,227,000
  Accounts payable                                3,388,000
  Capital lease obligations                      31,515,000
  Notes payable, interest
   payable at 8%                                 11,569,000


(19) Quarterly financial information (Unaudited) -

                         First      Second        Third        Fourth
                        Quarter     Quarter      Quarter       Quarter
                       --------    --------    ----------    -----------
                       (In thousands except for per share amounts)

Revenues          1994 $928,292    $984,154    $1,160,632     $1,241,463
                  1993 $845,131    $822,813    $  887,500     $  923,386

Gross profit      1994 $252,002    $270,177    $  318,510     $  350,477
                  1993 $235,002    $230,155    $  242,282     $  246,368

Income from       1994 $107,627    $119,087    $  154,545     $  162,651
  operations      1993 $ 97,279    $ 93,374    $   77,996(1)  $   98,739

Income taxes      1994 $ 39,327    $ 42,905    $   57,648     $   59,769
                  1993 $ 33,429    $ 32,502    $   26,365     $   37,430

Income before
  extraordinary
  item            1994 $ 58,991    $ 61,918    $   80,813     $   82,251
                  1993 $ 52,287    $ 50,836    $   41,238     $   53,079

Net income        1994 $ 58,991    $ 56,655(2) $   80,813     $   82,251
                  1993 $ 52,287    $ 50,836    $   41,238     $   53,079



       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                         First      Second        Third        Fourth
                        Quarter     Quarter      Quarter       Quarter
                       --------    --------    ----------    -----------
                       (In thousands except for per share amounts)
Earnings per
  share:
   Income before
    extraordinary
    item          1994 $    .34    $    .34    $      .41     $      .42
                  1993 $    .31    $    .30    $      .24     $      .31

   Net income     1994 $    .34    $    .31    $      .41     $      .42
                  1993 $    .31    $    .30    $      .24     $      .31

- -------------

     (1) In the third quarter of fiscal year 1993, a reorganization charge of $27.0 million was taken by the Company to cover the estimated expense of reorganizing the Company's regional structure in the United States. See Note (2).

     (2) In the second quarter of fiscal year 1994, the Company recorded an after-tax loss of $5.3 million associated with the early retirement of indebtedness, which was reflected in the Company's consolidated statement of income as an extraordinary item. See Note
     (7).




                   (This page intentionally left blank.)

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


Financial Statements

Browning-Ferris Industries, Inc. and Subsidiaries:

        Report of independent public accountants.

        Consolidated statement of income for the three years ended September 30, 1994.

        Consolidated balance sheet--September 30, 1994 and 1993.

        Consolidated statement of common stockholders' equity for the three years ended September 30, 1994.

        Consolidated statement of cash flows for the three years ended September 30, 1994.

        Notes to consolidated financial statements.

Schedules

        II Amounts receivable from directors, officers and employees for the three years ended September 30, 1994.

        V       Property and equipment for the three years ended
                September 30, 1994.

        VI Accumulated depreciation and amortization of property and equipment for the three years ended September 30, 1994.

        VIII Allowance for doubtful accounts for the three years ended September 30, 1994.


Schedules, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is included in the financial statements or notes thereto.


Exhibits

3(a)      Restated Certificate of Incorporation of BFI, dated
          October 7, 1991. (Exhibit 3(a) of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

3(b)      By-laws of BFI, as amended through March 3, 1993.
          (Exhibit 3(b) of Form 10-K for the fiscal year ended
          September 30, 1993, is hereby incorporated by reference.)

4.1       Rights Agreement, dated June 1, 1988, between BFI and
          Texas Commerce Bank National Association. (Exhibit 3.3 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

4.2 First Amendment, dated March 1, 1989, to Rights Agree-ment, dated as of June 1, 1988, between BFI and Texas Commerce Bank National Association. (Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1989, is hereby incorporated by reference.)

4.3 Second Amendment, dated March 7, 1990, to Rights Agree-ment, dated as of June 1, 1988, between the Registrant and First Chicago Trust Company of New York as successor Rights Agent. (Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 1990, is hereby incorporated by reference.)

4.4 Amended and Restated Revolving Credit Agreement, dated as of September 10, 1992, among BFI and Texas Commerce Bank National Association, as Administrative Agent, and the other banks named therein. (Exhibit 4.4 of Form 10-K for the fiscal year ended September 30, 1992, is hereby incorporated by reference.)

4.5 Restated Indenture, dated as of September 1, 1991, between First City, Texas-Houston, National
          Association, Trustee, and BFI.  (Exhibit 4.8 of Form
          10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

4.6 Indenture, dated as of August 1, 1987, between First RepublicBank Houston, National Association, Trustee, and BFI. (Exhibit 4.1 to Registration Statement on Form S-3 No. 33-16537 is hereby incorporated by reference.)

4.7       First Supplemental Indenture, dated as of January 11,
          1994, between Nations Bank of Texas, National
          Association, Trustee, and BFI.  (Exhibit 4(f) to
          Registration Statement on Form S-3 No. 33-58790 is hereby incorporated by reference.)

4.8       Indenture, dated as of July 16, 1990, between BFI and
          Morgan Guaranty Trust Company of New York, as Trustee.
          (Exhibit 4.1 of Form 10-Q for the quarter ended June
          30, 1990, is hereby incorporated by reference.)

4.9 First Supplemental Indenture, dated as of December 26, 1990, to Indenture, dated as of July 16, 1990, between BFI and Morgan Guaranty Trust Company of New York, as Trustee. (Exhibit 4.1 of Form 10-Q for the quarter ended December 31, 1990, is hereby incorporated by reference.)

*4.10     Agreement dated September 20, 1994, between BFI
          Acquisition plc and Laidlaw Inc. and each of the subsidiaries of Laidlaw Inc. listed on Schedule I thereto.

*4.11     Agreement dated September 20, 1994, between BFI and
          Laidlaw Inc.

*4.12     Agreement dated September 20, 1994, among BFI
          Acquisitions plc, Laidlaw Inc. and Laidlaw
          International Investments B.V.

4.13      Commitment Letter dated September 19, 1994, between
          Credit Suisse and BFI.

10.1 Employment Agreement, dated July 10, 1989, between BFI and William D. Ruckelshaus. (Exhibit 10.3 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

10.2      First Amendment, dated September 1, 1993, to the
          Employment Agreement, dated as of July 10, 1989, between BFI and William D. Ruckelshaus. (Exhibit 10 of
          Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

*10.3     Second Amendment, dated September 7, 1994, to the
          Employment Agreement, dated as of July 10, 1989, between BFI and William D. Ruckelshaus.

10.4      Deferral Agreement, dated December 28, 1988, between
          BFI and William D. Ruckelshaus.  (Exhibit 10.2 of the
          Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

10.5 Employment Agreement, dated July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.5 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

10.6      First Amendment, dated January 21, 1992, to the
          Employment Agreement, dated as of July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.6 to
          Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.7      Second Amendment, dated December 7, 1993, to the
          Employment Agreement, dated as of July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10 of the Form
          10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

10.8 Form of Employment Agreement between BFI and each of Norman A. Myers, Bruce E. Ranck and certain other officers and former officers (Exhibit 10.6 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

10.9 Employment Agreement, dated as of November 1, 1991 be-tween BFI and Louis A. Waters. (Exhibit 10.7 of Form
          10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.10 First Amendment, dated December 7, 1993, to the Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters. (Exhibit 10 of the Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)


10.11 Executive Officer Form of Employment Agreement between BFI and certain executive officers, beginning in January 1993. (Exhibit 10.9 of Post-Effective Amendment No. 1 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.12 Trust Agreement, dated September 7, 1988, between BFI and Texas Commerce Bank, National Association with Louis
          A. Waters as Beneficiary. (Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.13     Browning-Ferris Industries, Inc. 1993 Stock Incentive
          Plan. (Exhibit 4(d) to Registration Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.14     Browning-Ferris Industries, Inc. 1993 Non-Employee
          Director Stock Plan (Exhibit 4(e) to Registration
          Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.15 Browning-Ferris Industries, Inc. 1990 Stock Option Plan. (Exhibit 10.9 of Form 10-K for the fiscal year ended
          September 30, 1991, is hereby incorporated by reference.)

10.16 Browning-Ferris Industries, Inc. 1987 Stock Option Plan. (Exhibit 10.11 of Form 10-K for the fiscal year ended
          September 30, 1988, is hereby incorporated by refer-ence.)

10.17 Browning-Ferris Industries, Inc. 1983 Stock Option Plan, as amended on December 2, 1986. (Exhibit 10.7 of Form
          10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

*10.18    Browning-Ferris Industries, Inc.'s Cash Balance and
          Retirement Plan, as amended and restated pursuant to an indenture dated September 15, 1994.

10.19 BFI Employee Stock Ownership and Savings Plan, as amend-ed through December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

10.20     Fifth Amendment dated June 8, 1988, to the BFI Employee
          Stock Ownership and Savings Plan.  (Exhibit 10.16 of
          Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.21     Sixth Amendment, dated December 23, 1988, to the BFI
          Employee Stock Ownership and Savings Plan.  (Exhibit
          10.4 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

10.22 Seventh, Eighth and Ninth Amendments, dated as of May 31, 1989, June 7, 1989 and October 31, 1991, respectively, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.20 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.23     Tenth Amendment, dated September 7, 1993, to the BFI
          Employee Stock Ownership and Savings Plan. (Exhibit
          10.22 of Form 10-K for the fiscal year ended September
          30, 1993, is hereby incorporated by reference.)

10.24 Amended and Restated Partnership Agreement, dated as of January 25, 1991, between Air Products Ref-Fuel, Inc. and BFI Ref-Fuel, Inc. (Exhibit 10.23 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*10.25    BFI Management Incentive Compensation Plan.

10.26 Purchase and Transfer Agreement between Otto Holding International B.V., the Registrant and BFI Atlantic GmbH, dated September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*10.27    BFI Deferred Compensation Agreement.

*10.28    BFI Convertible Annual Incentive Award Plan.

*12       Computation of Ratio of Earnings to Fixed Charges of
          Browning-Ferris Industries, Inc. and Subsidiaries.

*21       Subsidiaries of the Registrant.

*23.1     Consent of Arthur Andersen LLP.

*27       Financial Data Schedule.

________________
*Filed herewith.


Reports on Form 8-K

During the quarter ended September 30, 1994, the Company did not file a Current Report on Form 8-K.





_________________

NOTE: Upon the request of a holder of the Company's securities directed to Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253, Attn:
Secretary, the Company will furnish a copy of any exhibit for ten cents per page to cover the cost of copying and mailing.
_________________






                                                                  SCHEDULE II

                 BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES

                    For the Three Years Ended September 30, 1994
                            (Table Amounts In Thousands)
- -----------------------------------------------------------------------------
                                                                Balance
                        Balance              Deductions        End of Year
                       Beginning          Amounts  Amounts  -----------------
             Interest     of               Coll-   Written             Not
               Rate      Year   Additions  ected    Off     Current  Current
- -----------------------------------------------------------------------------
1994 -
  W. Bestreich   --    $  256   $   --    $  66   $  --    $ 190 (1)  $ --
  B. Blaisdell   12%       49       --       49      --       -- (2)    --
  R. Daniels     --       115       --       --     115       -- (3)    --
  D. Neukam      --       227       --       37      --       41 (4)   149
  R. Pfeifer     --       179       --       54      --       60 (5)    65
  M. Saleski     --       227       --       37      --       41 (4)   149
  D. Sutherland-
     Yoest        6%      276      (10)     138     128       -- (6)    --
                       ------   ------    -----   -----    -----      ----
                       $1,329   $  (10)   $ 381   $ 243    $ 332      $363
                       ======   ======    =====   =====    =====      ====
1993 -
  L. Appleton     8%   $   84   $   --    $  84   $  --    $  -- (7)  $ --
  W. Bestreich   --        --      256       --      --       66 (1)   190
  B. Blaisdell   12%       49       --       --      --       49 (2)    --
  R. Daniels     --        --      115       --      --       41 (3)    74
  D. Neukam      --        --      227       --      --       37 (4)   190
  R. Pfeifer     --        --      179       --      --       54 (5)   125
  M. Saleski     --        --      227       --      --       37 (4)   190
  D. Sutherland-
     Yoest        6%      295      (19)      --      --      276 (6)    --
                       ------   ------    -----   -----    -----      ----
                       $  428   $  985    $  84   $  --    $ 560      $769
                       ======   ======    =====   =====    =====      ====
1992 -
  L. Appleton     8%   $  105   $   (9)   $  12   $  --   $   84 (7)  $ --
  R. Berres      12%      100       --      100      --       -- (8)    --
  B. Blaisdell   12%      115       --       66      --       -- (2)    49
  G. Lawrence    12%       --      165      165      --       -- (8)    --
  D. Sutherland-
     Yoest        6%      354      (33)      26      --      295 (6)    --
                       ------   ------    -----   -----   ------      ----
                       $  674   $  123    $ 369   $  --   $  379      $ 49
                       ======   ======    =====   =====   ======      ====
      ------------------
  (1) Contingent on future performance of the individual, a $300,000 non-interest bearing note related to employee relocation is due in annual installments of $60,000, half of the amount to be deducted from the employee's annual incentive award and half to be forgiven by the Company.
  For reporting purposes, interest is imputed on these notes at 10%. These notes are secured by a lien on the employee's residence. The remaining principal balance was collected in October 1994.

  (Continued on Following Page)


                                                      SCHEDULE II
                                                      (Continued)


        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

    AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES

            For the Three Years Ended September 30, 1994


  (2) This note was secured by a lien on the employee's residence. The remaining principal balance was collected in October 1993.

  (3) This note, held by a majority owned subsidiary formed to pursue a market development project, was secured by a lien on the employee's residence or other property. During fiscal year 1994, this note and other amounts associated with this subsidiary were removed from the Company's books when the Company withdrew from the project.

  (4) Contingent on satisfactory future performance of the respective individual, the non-interest bearing notes related to employees' relocation are due in annual installments of $60,000, half of the amount to be deducted from the employee's annual incentive award and half to be forgiven by the Company. For reporting purposes, interest is imputed on these notes at 10%. Each note is secured by a lien on the employee's residence.

  (5) Contingent on satisfactory future performance of the respective individual, the non-interest bearing note related to employee relocation is due in annual installments of $72,091, half of the amount to be deducted from the employee's annual incentive award and half to be forgiven by the Company. For reporting purposes, interest is imputed on this note at 10%. The note is secured by a lien on the employee's residence.

  (6) A settlement agreement and mutual release between Mr. Sutherland-Yoest and the Company was entered into in January 1994. A payment was received in April 1994 and the remaining balance was written-off at that time. The foreign exchange gain/(loss) on this note, which is denominated in Canadian dollars, has been reflected in current period additions.

  (7) This note initially in the amount of 200,000 Canadian dollars, was replaced by a note in the amount of 150,000 Canadian dollars after receipt of the first annual installment of 50,000 Canadian dollars. The foreign exchange gain/(loss) has been reflected in 1992 additions. The remaining principal balance was collected in October 1992.

  (8) These notes were secured by liens on employees' residences or other property.


                                                                    SCHEDULE V

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT

                  For the Three Years Ended September 30, 1994
                                 (In Thousands)


 ----------------------------------------------------------------------------
                                                           Effect
                                     Additions  Sales,       of
                                     of Pooled  Retire-   Foreign
                Balance    Addi-     Companies   ments    Currency   Balance
               Beginning   tions        Not       or       Trans-    End of
                of Year   at Cost    Restated  Transfers   lation     Year
 ----------------------------------------------------------------------------
 1994 -
  Land and im-
   provements  $  188,414 $ 41,733   $   971  $  (1,119) $  2,733  $  232,732

  Buildings       328,173   93,471       274     (2,960)    6,817     425,775

  Landfills     1,313,366  192,902        --    (37,945)    4,242   1,472,565

  Vehicles and
   equipment    2,331,094  623,370    12,688   (152,065)   32,815   2,847,902

  Construction
   -in-progress    97,024   18,314(1)     --         --     2,059     117,397
               ---------- --------   -------  ---------  --------  ----------
               $4,258,071 $969,790   $13,933  $(194,089) $ 48,666  $5,096,371
               ========== ========   =======  =========  ========  ==========

 1993 -
  Land and im-
   provements  $  169,948 $ 25,477   $ 1,673  $  (5,153) $ (3,531) $  188,414

  Buildings       298,616   35,169     4,744     (3,750)   (6,606)    328,173

  Landfills     1,167,915  239,025        --    (71,111)  (22,463)  1,313,366

  Vehicles and
   equipment    2,071,946  328,643    24,718    (51,182)  (43,031)  2,331,094

  Construction
   -in-progress    89,976    5,825(1)     --      1,696      (473)     97,024
               ---------- --------   -------  ---------  --------  ----------
               $3,798,401 $634,139   $31,135  $(129,500) $(76,104) $4,258,071
               ========== ========   =======  =========  ========  ==========

 (Continued on Following Page)


                                                                SCHEDULE V
                                                                (Continued)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT

                  For the Three Years Ended September 30, 1994
                                 (In Thousands)

 -----------------------------------------------------------------------------
                                                           Effect
                                     Additions   Sales,      of
                                     of Pooled   Retire-   Foreign
                Balance    Addi-     Companies    ments   Currency    Balance
               Beginning   tions        Not        or      Trans-     End of
                of Year   at Cost    Restated   Transfers  lation      Year
 -----------------------------------------------------------------------------
1992 -
 Land and im-
  provements   $  149,497 $ 27,495    $   --   $  (8,072)  $ 1,028  $  169,948

 Buildings        338,149   45,073        --     (88,255)    3,649     298,616

 Landfills        987,791  182,761        --      (2,806)      169   1,167,915

 Vehicles and
  equipment     1,862,791  266,448        --     (62,406)    5,113   2,071,946

 Construction
  -in-progress     97,453   (7,634)(1)    --         (27)      184      89,976
               ---------- --------    ------   ---------   -------  ----------
               $3,435,681 $514,143    $   --   $(161,566)  $10,143  $3,798,401
               ========== ========    ======   =========   =======  ==========


- ---------------------

(1)  Represents net change during the period.


                                                                   SCHEDULE VI

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

                  For the Three Years Ended September 30, 1994
                                 (In Thousands)

- ------------------------------------------------------------------------------
                                                          Effect
                                    Additions  Sales,       of
                          Additions of Pooled  Retire-    Foreign
                Balance    Charged  Companies   ments    Currency   Balance
               Beginning    to        Not        or        Trans-    End of
                of Year    Income   Restated   Transfers   lation     Year
- ------------------------------------------------------------------------------
1994 -

 Land and im-
  provements  $   17,934  $  4,390  $   --   $    (355) $     64  $   22,033

 Buildings        80,989    17,668      175     (1,447)      467      97,852

 Landfills       360,247   118,101      189    (21,303)      832     458,066

 Vehicles and
  equipment    1,283,192   256,269    9,381    (87,685)    7,496   1,468,653
              ----------- --------  -------  ---------  --------  ----------
              $1,742,362  $396,428  $ 9,745  $(110,790) $  8,859  $2,046,604
              ==========  ========  =======  =========  ========  ==========

1993-


 Land and im-
  provements  $   15,263  $  3,309  $    --  $    (527) $   (111) $   17,934

 Buildings        68,517    14,948    1,459     (2,807)   (1,128)     80,989

 Landfills       314,809    87,129       --    (37,900)   (3,791)    360,247

 Vehicles and
  equipment    1,136,159   212,628   13,429    (62,696)  (16,328)  1,283,192
              ----------  --------  -------  ---------  --------  ----------
              $1,534,748  $318,014  $14,888  $(103,930) $(21,358) $1,742,362
              ==========  ========  =======  =========  ========  ==========

(Continued on Following Page)

                                                                SCHEDULE VI
                                                                (Continued)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

                  For the Three Years Ended September 30, 1994
                                 (In Thousands)

- ------------------------------------------------------------------------------
                                                          Effect
                                    Additions   Sales,      of
                          Additions of Pooled   Retire-  Foreign
                 Balance   Charged  Companies    ments   Currency   Balance
                Beginning    to        Not        or      Trans-    End of
                of Year    Income   Restated   Transfers  lation     Year
- ------------------------------------------------------------------------------
1992 -

 Land and im-
   provements $   12,815  $  2,914  $    --  $    (460) $     (6) $   15,263

 Buildings        66,926    15,304       --    (14,063)      350      68,517

 Landfills       244,899    82,099       --    (12,340)      151     314,809

 Vehicles and
   equipment     970,838   217,424       --    (52,366)      263   1,136,159
              ----------  --------  -------  ---------  --------  ----------
              $1,295,478  $317,741  $    --  $ (79,229) $    758  $1,534,748
              ==========  ========  =======  =========  ========  ==========


- -----------------
For financial reporting purposes, depreciation is computed on the straight-line method based upon the estimated useful lives of the assets as follows: buildings, 20 to 40 years, and vehicles and equipment, 3 to 12 years. Landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. These landfill costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed.

                                                               SCHEDULE VIII


                 BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           ALLOWANCE FOR DOUBTFUL ACCOUNTS

                     For the Three Years Ended September 30, 1994
                                    (In Thousands)

    ------------------------------------------------------------------------
                                 Additions
                  Balance         Charged       Deductions      Balance
                 Beginning          to             from          End of
                  of Year         Income         Reserves         Year
    ------------------------------------------------------------------------
     1994        $21,870          $31,346        $(19,932)       $33,284


     1993        $16,172          $18,657        $(12,959)       $21,870


     1992        $17,858          $17,944        $(19,630)       $16,172



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BROWNING-FERRIS INDUSTRIES, INC.
                                 (Registrant)


DATE: November 30, 1994                By:  /s/ William D. Ruckelshaus
                                              William D. Ruckelshaus
                                              Chairman of the Board,
                                              Chief Executive Officer
                                                    and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                             /s/ William D. Ruckelshaus
                               William D. Ruckelshaus
                               Chairman of the Board,
                               Chief Executive Officer
                                    and Director

                                  /s/ Norman A. Myers
                                Norman A. Myers, Vice
                              Chairman, Chief Marketing
                                Officer and Director

                                 /s/ Bruce E. Ranck
                                   Bruce E. Ranck,
                             President, Chief Operating
                                Officer and Director

                               /s/ Jeffrey E. Curtiss
                                 Jeffrey E. Curtiss,
                              Senior Vice President and
                               Chief Financial Officer

                                /s/ David R. Hopkins
                                  David R. Hopkins,
                           Vice President, Controller and
                              Chief Accounting Officer


                               /s/ William T. Butler
                                 William T. Butler,
                                      Director

                             /s/ C. Jackson Grayson, Jr.
                              C. Jackson Grayson, Jr.,
                                      Director

                                /s/ Gerald Grinstein
                             Gerald Grinstein, Director

                                  /s/ Ulrich Otto
                               Ulrich Otto, Director

                             /s/ Harry J. Phillips, Sr.
                              Harry J. Phillips, Sr.,
                                      Director

                            /s/ Joseph L. Roberts, Jr.
                              Joseph L. Roberts, Jr.,
                                      Director

                                /s/ Marc J. Shapiro
                              Marc J. Shapiro, Director

                                /s/ Robert M. Teeter
                             Robert M. Teeter, Director

                                 /s/ Louis A. Waters
                              Louis A. Waters, Director

                              /s/ Marina v.N. Whitman
                            Marina v.N. Whitman, Director

                                /s/ Peter S. Willmott
                             Peter S. Willmott, Director

November 30, 1994.