Form 10-Q
period 1994-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1995-02-14
CIK 14827

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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
Yes  X .  No    .
    ---      ---


Indicate the number of shares outstanding of the issuer's common stock, as of February 10, 1995: 197,411,179.


              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

               (In Thousands Except for Per Share Amounts)

   ---------------------------------------------------------------------
                                                 Three Months Ended
                                                     December 31,
                                             ---------------------------
                                                1994            1993
  ----------------------------------------------------------------------

  Revenues                                   $1,292,787       $  928,292
  Cost of operations                            924,970          676,290
                                             ----------       ----------

  Gross profit                                  367,817          252,002
  Selling, general and
    administrative expense                      190,506          144,375
                                             ----------       ----------

  Income from operations                        177,311          107,627
  Interest, net                                  26,432           15,523
  Equity in earnings of
    unconsolidated affiliates                   (11,646)          (6,214)
                                             ----------       ----------

  Income before income taxes and
    minority interest                           162,525           98,318
  Income taxes                                   65,010           39,327
  Minority interest in
    income of consolidated
    subsidiaries                                  7,945               --
                                             ----------       ----------
  Net income                                 $   89,570       $   58,991
                                             ==========       ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                                   197,809          174,733
                                                =======          =======

  Earnings per common and
    common equivalent share                     $   .45          $   .34
                                                =======          =======
  Cash dividends per
    common share                                $   .17          $   .17
                                                =======          =======

The accompanying notes are an integral part of these financial statements.


             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- ------------------------------------------------------------------------
                                             December 31,  September 30,
                                                1994           1994
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   87,347      $   79,131
  Short-term investments                         75,343          61,993
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $39,730 and $33,284           840,568         752,686
    Other                                        57,763          60,934
  Inventories                                    51,265          32,811
  Deferred income taxes                         112,443         114,925
  Prepayments and other                         112,237          83,613
                                             ----------      ----------

    Total current assets                      1,336,966       1,186,093
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,148,714 and $2,046,604                3,346,362       3,049,767
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $77,504 and $62,527                       1,520,848         954,378
  Other intangible assets, net of
    accumulated amortization of $155,291
    and $156,080                                112,341         113,059
  Deferred income taxes                         111,271          97,998
  Investments in unconsolidated affiliates      351,167         292,579
  Other                                         101,308         103,081
                                             ----------      ----------

    Total other assets                        2,196,935       1,561,095
                                             ----------      ----------

    Total assets                             $6,880,263      $5,796,955
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- ----------------------------------------------------------------------
                                            December 31,  September 30,
                                                1994           1994
                                             (Unaudited)
- ----------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   47,747      $   49,841
  Accounts payable                              413,656         400,177
  Accrued liabilities -
    Salaries and wages                           85,394         101,530
    Taxes, other than income                     42,646          44,129
    Other                                       455,394         373,978
  Income taxes                                   68,259          53,642
  Deferred revenues                             156,907         155,692
                                             ----------      ----------
    Total current liabilities                 1,270,003       1,178,989
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              566,171         529,501
  Deferred income taxes                          81,733          78,678
  Other                                         242,342         159,478
                                             ----------      ----------
    Total deferred items                        890,246         767,657
                                             ----------      ----------

LONG-TERM DEBT, net of current portion        1,521,554         713,680
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 197,971,696 and
    197,084,755 shares issued                    33,002          32,854
  Additional paid-in capital                  1,367,161       1,351,919
  Retained earnings                           1,056,143       1,009,132
  Treasury stock, 763,936 and 743,497
    shares, at cost                              (2,795)         (2,225)
                                             ----------      ----------
    Total common stockholders' equity         2,453,511       2,391,680
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $6,880,263      $5,796,955
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements.


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- -----------------------------------------------------------------------
                                                     Three Months Ended
                                                          December 31,
                                                    -------------------
                                                       1994       1993
- -----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  89,570     $ 58,991
                                                ---------     ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 126,901       98,539
    Deferred income tax expense                     6,596        2,929
    Amortization of deferred investment tax credit   (176)        (177)
    Provision for losses on accounts receivable     6,852        4,689
    Gains on sales of fixed assets                 (1,801)      (1,481)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received        (11,646)      (6,214)
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions:
      Trade receivables                           (11,165)     (15,094)
      Inventories                                  (5,995)      (1,295)
      Other assets                                  7,269       (2,634)
      Other liabilities                           (21,499)       2,942
                                                ---------     ---------
    Total adjustments                              95,336       82,204
                                                ---------     ---------
  Net cash provided by operating activities       184,906      141,195
                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (199,128)    (156,386)
  Payments for businesses acquired               (597,593)     (29,855)
  Investments in unconsolidated affiliates         (5,765)      (2,848)
  Proceeds from disposition of assets              44,045        4,207
  Purchases of short-term investments             (13,909)          --
  Sales of short-term investments                 102,391      145,842
  Receipts from unconsolidated affiliates          12,965        4,300
                                                ---------     ---------
  Net cash used in investing activities          (656,994)     (34,740)
                                                 ---------     --------








(Continued on Following Page)


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- ---------------------------------------------------------------------
                                                    Three Months Ended
                                                       December 31,
                                                   -------------------
                                                   1994          1993
- -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                  3,625        1,970
  Proceeds from issuance of indebtedness          575,795       20,845
  Repayments of indebtedness                      (66,028)     (74,301)
  Dividends paid                                  (33,362)     (29,488)
                                                 ---------     ---------
  Net cash provided by (used in) financing
    activities                                    480,030       (80,974)
                                                 ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                       274          (393)
                                                 ---------     ---------
NET INCREASE IN CASH                                8,216        25,088
CASH AT BEGINNING OF PERIOD                        79,131        22,871
                                                 ---------     ---------
CASH AT END OF PERIOD                           $  87,347     $  47,959
                                                 =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts          $  18,914     $  10,365
  Income taxes                                  $  48,832     $  28,830
























The accompanying notes are an integral part of these financial statements.


               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                 Three Months Ended
                                                     December 31,
                                                --------------------
                                                  1994         1993
                                                -------      -------
Common shares outstanding, end of period        197,208      174,402
Effect of using weighted average common
  and common equivalent shares outstanding         (485)        (350)
Effect of shares issuable under stock option
  plans based on the treasury stock method        1,086          681
                                                -------      -------
Shares used in computing earnings per share     197,809      174,733
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

(3)  Business Combinations -

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company has initiated procedures to acquire the remaining ordinary shares and redeem the convertible preference shares which it does not own during the second quarter of fiscal 1995. As of December 31, 1994, the Company had paid approximately $543 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. In connection with the acquisition, the Company will receive $56.8 million, plus 20% of any proceeds in excess of such amount, arising from the sale of the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. The acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the current fiscal year, the Company paid approximately $62.9 million (including liabilities assumed and additional amounts payable to former owners of $54.7 million and 142,920 shares of the Company's common stock valued at $4.2 million) to acquire 21 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination which met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

     In February 1994, the Company acquired 50% of the share capital of Otto Waste Services, a company engaged in the solid waste services business in Germany, which has been accounted for as a purchase. The Company paid approximately $400 million, consisting of 3,928,075 shares of the Company's common stock valued at $117.4 million and the remainder in deutsche mark, for its interest in Otto Waste Services. In addition, during the prior fiscal year, the Company paid approximately $179.5 million (including liabilities assumed and additional amounts payable to former owners of $31.4 million and 752,049 shares of the Company's common stock valued at $21.4 million) to acquire 111 solid waste businesses, which were accounted for as purchases, in addition to the Otto Waste Services transaction discussed above. The Company also exchanged 1,027,721 shares of its common stock and assumed liabilities and equity of $7.0 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these four business combinations was not significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1995 and 1994 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Attwoods, Otto Waste Services and many of the Company's other acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information listed below is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal years 1995 and 1994 had been acquired on October 1, 1993, are as follows (in thousands, except per share amounts):


                                              Three Months Ended
                                                 December 31,
                                         ---------------------------

                                            1994             1993
                                         (Unaudited)     (Unaudited)
                                         -----------     -----------

     Pro forma revenues                  $1,397,744      $1,222,502
     Pro forma net income                $   88,308      $   61,562
     Pro forma earnings per common
       and common equivalent share       $      .45      $      .33


     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1993, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at December 31, 1994, and September 30, 1994, was as follows (in thousands):




                                         December 31,   September 30,
                                              1994           1994
                                         ------------    -------------
  Senior indebtedness:
    9 1/4% Debentures                     $  100,000       $ 100,000
    Solid waste revenue bond obligations     114,043         114,031
    Other notes payable                      415,547         366,145
                                          ----------       ---------
                                             629,590         580,176
                                          ----------       ---------
  Commercial paper and short-term
   facilities to be refinanced:
     Multicurrency Revolving Credit
       Agreement                             550,000              --
     Other                                   389,711         183,345
                                          ----------       ---------
                                             939,711         183,345
                                          ----------       ---------
  Total long-term debt                     1,569,301         763,521
  Less current portion                        47,747          49,841
                                          ----------       ---------
  Long-term debt, net of current portion  $1,521,554       $ 713,680
                                          ==========       =========


     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling (approximately $782.5 million at December 31, 1994). The facility can be used to fund the acquisition of Attwoods, reduce existing indebtedness of Attwoods or for other general corporate purposes. The facility, which matures December 31, 1997, can be utilized to borrow U.S. dollars, pounds sterling or deutsche mark as determined by the Company. At the option of the Company, the loans bear a rate of interest, generally for periods of six months or less, based on the prime rate or the London Interbank Offered Rate ("LIBOR"), a certificate of deposit rate or the federal funds rate, plus a margin. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee based upon the credit rating of the Company. The agreement contains a net worth requirement of $1.5 billion which increases annually after September 30, 1995 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translations on net worth. At December 31, 1994, the Company had borrowed $550 million in U.S. dollars at an average interest rate of approximately 6.5%. At December 31, 1994, distributions from retained earnings could not exceed $1.0 billion under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).







(5)  Commitments and Contingencies -

Legal Proceedings.

     Since early November 1990, several lawsuits were filed in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, were class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally alleged that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial court. In a series of orders issued by the trial court in December 1994 and January 1995, summary judgment was granted in favor of the Company and all other defendants. A final judgment is expected to be entered soon and the plaintiffs will have the right to appeal the final judgment.

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






                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the first three months of fiscal year 1995 was $89.6 million, an increase of $30.6 million (51.8%) from the $59 million reported for the first quarter of last year. This improvement was driven by increased profitability in the Company's North American recycling and landfill operations and its international operations. Higher commodity prices and, to a somewhat lesser extent, volume growth were responsible for improved earnings in the recycling business. Increased volumes combined with higher weighted average per unit pricing resulted in increased profits in the landfill business. International earnings were higher than the first quarter of last year principally as a result of Otto Waste Services acquired in February 1994, and due to increased earnings from the Netherlands operations. Higher profitability was also attributable, to a lesser extent, to increased profits in the North American collection and other business operations. Further, the Company's continued ability to control the growth in selling, general and administrative expenses while increasing revenues at a significantly faster pace also contributed to the increase in net income, as did increased equity in earnings of the Company's unconsolidated affiliates.

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company has initiated procedures to acquire the ordinary shares and redeem the convertible preference shares which it does not own. As of December 31, 1994, the Company had paid approximately $543 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. In connection with the acquisition, the Company will receive $56.8 million, plus 20% of any proceeds in excess of such amount, arising from the sale of the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. Consolidated operating results for the first quarter include the Company's 77% weighted average ownership of the December 1994 results of operations of Attwoods. Under purchase accounting, the assets acquired and liabilities assumed in connection with this acquisition have been assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Currently reported information is, therefore, subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

                                     Three Months Ended
                                     -------------------   Year Ended
                                     12/31/94  12/31/93(1)  9/30/94
                                     --------  --------    ----------
Gross profit margin                     28.5%     27.1%      27.6%
Income from operations                  13.7%     11.6%      12.6%
Income before income taxes, minority
  interest and extraordinary item       12.6%     10.6%      11.6%
Income before extraordinary item         6.9%      6.4%       6.6%
Net income                               6.9%      6.4%       6.5%
Ratio of earnings to fixed charges       4.44      4.01       4.25

- -----------

     (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

     The three months ended December 31, 1994, reflected improvements in all the profitability margins presented above. Improved profit margins are attributable principally to the higher gross profit margins experienced in the recycling, landfill and international businesses as well as the Company's ability to control the growth in selling, general and administrative costs while achieving significantly greater revenue growth. Operating profit margins in the international business area have been favorably affected by the acquisition of Otto Waste Services in February 1994 and improved results in the Netherlands. Operating profit margins improved in the disposal and transfer services business in the current year, principally as a result of increases in both municipal solid waste and special waste volumes disposed. Improved commodity pricing, increased volumes and growth from acquisitions contributed to the improved profitability margins experienced in recycling services. Increased volumes in the Company's North American business, and to some extent, increased pricing are generally reflective of improvement in economic conditions in many of the markets where the Company conducts it operations. The domestic collection services business operating margins were almost flat with the first quarter of last year. In an effort to improve collection service margins, the Company has selectively increased prices throughout its commercial collection customer base on an ongoing basis since October 1993, and indications are that most of the increases implemented to date have been accepted by the customers. The Company plans to continue to selectively increase collection services' prices throughout the fiscal year. The Company has also initiated minimum pricing levels on new business. In addition, during the prior year the Company concluded an extensive study which identified opportunities for profit improvement of the Company. The Company has begun to implement a number of these profit improvement initiatives which will likely span the next two to three years.




Revenues -

     Revenues for the three months ended December 31, 1994, were $1.3 billion, a 39.3% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                         Three Months Ended
                                      -----------------------     %
                                       12/31/94   12/31/93(1)   Change
                                      ----------  -----------  --------
North American Operations -

  Collection Services - Solid Waste   $  648,380  $  570,397     13.7%

  Disposal and Transfer - Solid Waste
    Unaffiliated customers               138,796     110,924     25.1%
    Affiliated companies                 112,486      86,622     29.9%
                                      ----------  ----------
                                         251,282     197,546     27.2%

  Medical Waste Services                  43,451      39,169     10.9%
  Recycling Services                     125,536      70,746     77.4%
  Services Group and Other                18,094      17,387      4.1%
  Elimination of affiliated
    companies' revenues                 (112,486)    (86,622)    29.9%
                                      ----------  ----------
  Total North American Operations        974,257     808,623     20.5%

International Operations (2)             318,530     119,669    166.2%
                                      ----------  ----------
  Total Company                       $1,292,787  $  928,292     39.3%
                                      ==========  ==========
- ------------

  (1) Certain reclassifications have been made in prior year amounts to conform to the current year presentation.

  (2) Revenues from Canadian operations are excluded from inter-national revenues and are combined with North American revenues.

       As the table below reflects, revenue growth for the three months ended December 31, 1994 was due largely to acquisitions, although volume and price increases accounted for a higher percentage of the growth than has been experienced recently.



                                          Changes in Revenue for
                                            Three Months Ended
                                               December 31,
                                          -----------------------
                                             1994         1993
                                          ----------   ----------
     Price                                      5%         (1)%
     Volume (1)                                 9           4
     Acquisitions                              25           7
                                             ----        ----
       Total Percentage Increase               39%         10%
                                             ====        ====

     (1) Includes the impact of foreign currency exchange rates.

     As shown above, international operations' revenues increased 166.2% and accounted for approximately 55% of the Company's growth in revenues for the three months ended December 31, 1994, compared with the same period of the prior year. The acquisition of the 50% interest in Otto Waste Services in February 1994 and Attwoods in December 1994 accounted for over 80% of the increase in international's revenues. Otto Waste Services' revenues were $157 million for the three months ended December 31, 1994. North American revenues grew 20.5% for the three months ended December 31, 1994, compared with the first three months of the prior year. All business lines experienced revenue growth over the prior year in North America. The disposal and transfer services' revenues from unaffiliated customers were above the prior year primarily due to increased volumes and higher weighted average per unit pricing. Prices for municipal solid waste ("MSW") disposal are improving at a number of the Company's landfills, particularly in the midwestern and southern regions of the U.S. Despite the softening of special waste pricing in many markets, growth in special waste volumes, which demands a higher price than MSW, is at a faster pace than MSW, which is favorably affecting weighted average per unit landfill disposal prices. The collection services business revenues increased 13.7% for the first three months of fiscal 1995 compared with the first three months of the prior year which accounted for approximately 21% of the Company's total revenue growth. Acquisitions consummated since December 31, 1993 and increased volumes in the Company's existing business accounted for over 90% of the revenue increase in the collection services business. Recycling revenues increased 77.4% over the same period of the prior year primarily due to increased commodity prices and, to a lesser extent, increased volumes and acquisitions. Paper currently represents over 80% of the volume processed by recycling services and pricing for paper has been very strong. The Company's outlook for the next six months is that paper prices will continue within the range of prices experienced during the past six months. It is the Company's goal to secure long-term contracts with quality paper producers, which guarantee floor prices in exchange for guaranteed volumes, for the majority of its volumes by the end of 1995. Medical waste revenues increased 10.9% due to increased volumes and acquisitions offset partially by lower pricing resulting from a competitive marketplace.



Cost of Operations -

     Cost of operations increased $249 million or 36.8% for the first three months of fiscal 1995, compared with the same period of the prior year. Over 55% of the this increase in cost of operations is directly attributable to the acquisitions of Otto Waste Services in February 1994 and Attwoods in December 1994. Disposal costs, which is the single largest component of cost of operations and includes landfill and transfer station operating costs, increased 10% in North America due to acquisitions (excluding Attwoods) and increased volumes. Other operating costs increased approximately 14% in North America, excluding Attwoods. The increase in these operating costs in North America is attributable to acquisitions and to increased volumes, primarily in the collection and recycling services business areas.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $191 million for the first three months of fiscal 1995, an increase of 32.0% over the first quarter of last year. SG&A expense as a percent of revenues declined from 15.5% of revenues for the three months ended December 31, 1993, to 14.8% of revenues for the three months ended December 31, 1994, as a result of the Company's cost control efforts. The $46 million increase in SG&A was primarily related to the Company's acquisition activities, a substantial portion of which was related to the acquisition of Otto Waste Services in February 1994 and Attwoods in December 1994.

Net Interest Expense -

     Net interest expense increased $11 million or 70.3% for the first three months of fiscal 1995 compared with the same period of the prior year, principally as a result of the acquisition and consolidation of Otto Waste Services in February 1994 and Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates increased $5.4 million due principally to improvement in the earnings of American Ref-Fuel and certain international affiliates and as a result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $7.1 million at September 30, 1994, increased to $67.0 million at December 31, 1994. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In July 1994, the Company closed a $100 million master equipment leasing program. A portion of the commitments under this program was drawn at closing and the proceeds were used to repay indebtedness and for working capital purposes. The balance of the commitments will be drawn on or before March 31, 1995.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling (approximately $782.5 million at December 31, 1994). As of December 31, 1994, the Company had borrowed $550 million in U.S. dollars under this agreement associated with the acquisition of Attwoods. See Notes (3) and (4) of Notes to Consolidated Financial Statements.

     Long-term indebtedness (including $409 million of Otto Waste Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization increased from 38% at September 30, 1994 to 48% at December 31, 1994, principally as a result of the acquisition of Attwoods.

     The capital appropriations budget for fiscal year 1995, excluding Attwoods, was established at $1.2 billion, in anticipation of attractive business acquisition and development opportunities to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

     Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1994.






















                     PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in its Annual Report on Form 10-K for the year ended September 30, 1994, and other filings, several class action suits alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder had been consolidated into a lawsuit styled In Re Browning-Ferris Industries, Inc. Securities Litigation. In December 1994 and in January 1995, the United States District Court for the Southern District of Texas issued a series of orders granting summary judgment in favor of the Company and all other defendants. A final judgment is expected to be entered soon and the defendants will have the right to appeal the final judgment.

On May 12, 1994, Atlantic Recovery & Transfer, Inc. ("Atlantic"), a subsidiary of Attwoods plc, was assessed a penalty in the amount of $126,000 by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") for operating a transfer station with an expired permit and for violating capacity limitations. Atlantic believes it has meritorious defenses to the alleged violations and, in accordance with New Jersey law, has requested a hearing with the NJDEPE to seek elimination or reduction of the penalty. Attwoods plc was acquired by the Company in December 1994 as set forth in Note (3) of Notes to Consolidated Financial Statements.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10. 500,000,000 pounds Multicurrency Revolving Credit Agreement, dated December 5, 1994, between BFI Acquisitions plc, BFI International, Inc., Browning-Ferris Industries Europe, Inc., the Company and Credit Suisse and the Banks specified therein.

     12.  Computation of Ratio of Earnings to Fixed Charges of
          Browning-Ferris Industries, Inc. and Subsidiaries.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K:  None.



                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          BROWNING-FERRIS INDUSTRIES, INC.
               (Company)



Date:  February 14, 1995                         /s/ David R. Hopkins
                                            ------------------------------
                                                     David R. Hopkins
                                             Vice President, Controller and
                                                Chief Accounting Officer