Form 10-Q
period 1995-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1995-05-12
CIK 14827

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                        OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

                           Commission file number 1-6805

                         BROWNING-FERRIS INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)


            Delaware                              74-1673682
- -------------------------------------      ---------------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

        757 N. Eldridge
        Houston, Texas                               77079
- -------------------------------------      ---------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of May 11, 1995: 212,891,110



              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)


- -------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       March 31,                March 31,
                                ----------------------  -----------------------
                                    1995       1994        1995        1994

- -------------------------------------------------------------------------------

  Revenues                      $1,409,366  $  984,154  $2,702,153  $1,912,446
  Cost of operations             1,006,307     713,977   1,931,277   1,390,267
                                ----------  ----------  ----------  ----------

  Gross profit                     403,059     270,177     770,876     522,179
  Selling, general and
    administrative expense         210,025     151,090     400,531     295,465
                                ----------  ----------  ----------  ----------

  Income from operations           193,034     119,087     370,345     226,714
  Interest, net                     40,792      20,022      67,224      35,545
  Equity in earnings of
    unconsolidated affiliates      (13,030)     (8,196)    (24,676)    (14,410)
                                ----------  ----------  ----------  ----------

  Income before income taxes,
    minority interest and extra-
    ordinary item                  165,272     107,261     327,797     205,579
  Income taxes                      66,109      42,905     131,119      82,232
  Minority interest in
    income of consolidated
    subsidiaries                     6,354       2,438      14,299       2,438
                                ----------  ----------  ----------  ----------
  Income before
    extraordinary item              92,809      61,918     182,379     120,909

  Extraordinary item - loss
    on early retirement of
    debt, net of income tax
    benefit of $2,833                   --       5,263          --       5,263
                                ----------  ----------  ----------  ----------

  Net income                    $   92,809  $   56,655  $  182,379  $  115,646
                                ==========  ==========  ==========  ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                      198,754     181,451     198,278     178,058
                                ==========  ==========  ==========  ==========



             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)


- -------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       March 31,                March 31,
                                ----------------------  -----------------------
                                    1995       1994         1995        1994

- -------------------------------------------------------------------------------

  Earnings per common and
    common equivalent share:

    Income before extraordinary
      item                          $   .47    $   .34      $   .92    $   .68

    Extraordinary item                   --       (.03)          --       (.03)
                                    -------    -------      -------    -------

    Net income                      $   .47    $   .31      $   .92    $   .65
                                    =======    =======      =======    =======

  Cash dividends per
    common share                    $   .17    $   .17      $   .34    $   .34
                                    =======    =======      =======    =======

  The accompanying notes are an integral part of these financial statements.



            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- ------------------------------------------------------------------------
                                              March 31,    September 30,
                                                1995           1994
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  128,744      $   79,131
  Short-term investments                         99,639          61,993
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $37,080 and $33,284           866,566         752,686
    Other                                        67,158          60,934
  Inventories                                    63,550          32,811
  Deferred income taxes                         106,087         114,925
  Prepayments and other                         112,576          83,613
                                             ----------      ----------

    Total current assets                      1,444,320       1,186,093
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,242,284 and $2,046,604                3,496,483       3,049,767
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $92,231 and $62,527                       1,646,660         954,378
  Other intangible assets, net of
    accumulated amortization of $157,526
    and $156,080                                117,340         113,059
  Deferred income taxes                         101,999          97,998
  Investments in unconsolidated affiliates      366,620         292,579
  Other                                          96,608         103,081
                                             ----------      ----------

    Total other assets                        2,329,227       1,561,095
                                             ----------      ----------

    Total assets                             $7,270,030      $5,796,955
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements.



             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- --------------------------------------------------------------------------
                                              March 31,    September 30,
                                                1995           1994
                                             (Unaudited)
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   54,825      $   49,841
  Accounts payable                              422,216         400,177
  Accrued liabilities -
    Salaries and wages                           99,813         101,530
    Taxes, other than income                     37,238          44,129
    Other                                       447,445         373,978
  Income taxes                                   31,926          53,642
  Deferred revenues                             178,274         155,692
                                             ----------      ----------
    Total current liabilities                 1,271,737       1,178,989
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              598,096         529,501
  Deferred income taxes                          90,841          78,678
  Other                                         221,859         159,478
                                             ----------      ----------
    Total deferred items                        910,796         767,657
                                             ----------      ----------

LONG-TERM DEBT, net of current portion        1,703,806         713,680
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,949         744,949
                                             ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,433,581 and
    197,084,755 shares issued                    35,579          32,854
  Additional paid-in capital                  1,887,148       1,351,919
  Retained earnings                           1,230,173       1,009,132
  Treasury stock, 785,489 and 743,497
    shares, at cost                              (4,158)         (2,225)
  Stock and Employee Benefit Trust,
    15,000,000 shares                          (510,000)             --
                                             ----------      ----------
    Total common stockholders' equity         2,638,742       2,391,680
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,270,030      $5,796,955
                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.



               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- ----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1995          1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item                  $ 182,379     $ 120,909
                                                    ---------     ---------
  Adjustments to reconcile income before
   extraordinary item to net cash provided
   by operating activities:
    Depreciation and amortization -
      Property and equipment                          232,875       178,814
      Goodwill                                         18,236         7,871
      Other intangible assets                          14,951        15,352
    Deferred income tax expense                        18,704         6,109
    Amortization of deferred investment tax credit       (353)         (353)
    Provision for losses on accounts receivable        13,206        11,527
    Gains on sales of fixed assets                     (5,061)       (2,691)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received            (24,676)      (14,410)
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                (1,635)      (41,595)
      Inventories                                     (17,989)       (4,010)
      Other assets                                      8,102        (1,104)
      Other liabilities                               (13,877)        2,225
                                                    ---------     ---------
    Total adjustments                                 242,483       157,735
                                                    ---------     ---------
  Net cash provided by operating activities           424,862       278,644
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (427,176)     (320,834)
  Payments for businesses acquired                   (672,450)     (338,724)
  Investments in unconsolidated affiliates             (9,958)      (19,297)
  Proceeds from disposition of assets                  63,211         9,838
  Purchases of short-term investments                 (36,848)           --
  Sales of short-term investments                     201,924        69,526
  Return of investment in unconsolidated
    affiliates                                         19,270        28,939
                                                    ---------     ---------
  Net cash used in investing activities              (862,027)     (570,552)
                                                    ---------     ---------



               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- ----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1995          1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      6,539       443,322
  Proceeds from issuance of indebtedness              795,459        40,564
  Repayments of indebtedness                         (252,449)     (100,396)
  Dividends paid                                      (66,880)      (59,140)
                                                    ---------     ---------
  Net cash provided by financing
    activities                                        482,669       324,350
                                                    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                         4,109           187
                                                    ---------     ---------
NET INCREASE IN CASH                                   49,613        32,629
CASH AT BEGINNING OF PERIOD                            79,131        22,871
                                                    ---------     ---------
CASH AT END OF PERIOD                               $ 128,744     $  55,500
                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  66,922     $  41,288
  Income taxes                                      $ 145,421     $  83,898

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

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                   Six Months Ended
                                                       March 31,
                                                --------------------
                                                  1995         1994
                                                -------      -------
Common shares outstanding, end of period        197,648      195,475
Effect of using weighted average common
  and common equivalent shares outstanding         (576)     (18,330)
Effect of shares issuable under stock option
  plans based on the treasury stock method        1,206          913
                                                -------      -------
Shares used in computing earnings per share     198,278      178,058
                                                =======      =======

     Shares of common stock held in the Stock and Employee Benefit Trust are not considered to be outstanding in the computation of common shares outstanding until the shares are utilized to fund the obligations for which the trust was established.

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

(3)  Business Combinations -

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares which it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company will receive $56.8 million, plus 20% of any proceeds in excess of such amount, arising from the sale of the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. The acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the current fiscal year, the Company paid approximately $146.3 million (including liabilities assumed and additional amounts payable to former owners of $55.3 million and 174,617 shares of the Company's common stock valued at $5.2 million) to acquire 40 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination which met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

     In February 1994, the Company acquired 50% of the share capital of Otto Waste Services, a company engaged in the solid waste services business in Germany, which has been accounted for as a purchase. The Company paid approximately $400 million, consisting of 3,928,075 shares of the Company's common stock valued at $117.4 million and the remainder in deutsche mark, for its interest in Otto Waste Services.
In addition to the Otto Waste Services transaction, during the prior fiscal year, the Company paid approximately $179.5 million (including liabilities assumed and additional amounts payable to former owners of $31.4 million and 752,049 shares of the Company's common stock valued at $21.4 million) to acquire 111 solid waste businesses, which were accounted for as purchases. The Company also exchanged 1,027,721 shares of its common stock and assumed liabilities and equity of $7.0 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interests. As the aggregate effect of these four business combinations was not significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1995 and 1994 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Attwoods and many of the Company's other acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information listed below is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal years 1995 and 1994 had been acquired on October 1, 1993, are as follows (in thousands, except per share amounts):
                                                Six Months Ended
                                                   March 31,
                                         ---------------------------
                                            1995             1994
                                         (Unaudited)     (Unaudited)
                                         -----------     -----------

     Pro forma revenues                  $2,821,961      $2,373,151
     Pro forma income before
       extraordinary item                $  181,523      $  117,807
     Pro forma net income                $  181,523      $  112,544
     Pro forma income per common
       and common equivalent share -
         Income before extraordinary
           item                          $      .91      $      .63
         Net income                      $      .91      $      .61

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1993, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at March 31, 1995, and September 30, 1994, was as follows (in thousands):

                                            March 31,    September 30,
                                             1995            1994
                                         ------------    -------------
  Senior indebtedness:
    7 7/8% Senior Notes, net of
      unamortized discount of $921        $  299,079      $      --
    9 1/4% Debentures                        100,000        100,000
    Solid waste revenue bond obligations     114,055        114,031
    Other notes payable                      577,367        366,145
                                          ----------      ---------
                                           1,090,501        580,176
                                          ----------      ---------
  Commercial paper and short-term
   facilities to be refinanced               668,130        183,345
                                          ----------      ---------
  Total long-term debt                     1,758,631        763,521
  Less current portion                        54,825         49,841
                                          ----------      ---------
  Long-term debt, net of current portion  $1,703,806      $ 713,680
                                          ==========      =========

     In March 1995, the Company issued $300 million of 7 7/8% Senior Notes (" 7 7/8% Notes") which mature on March 15, 2005, utilizing an additional $300 million of the remaining capacity under two of its existing shelf registration statements on file with the Securities and Exchange Commission ("SEC"). Net proceeds received by the Company from the sale of the 7 7/8% Notes were used to repay indebtedness associated with the acquisition of Attwoods and other working capital requirements.

    During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. Interest is payable semi-annually on the senior notes at rates ranging from 7.5 - 8.0%. The senior notes mature between December 1997 and March 1998.

     In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest will be payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At March 31, 1995, Otto Waste Services had no outstanding borrowings under this facility.

     In April 1995, the Company filed a universal shelf registration statement with the SEC to provide for the issuance of up to $700 million of securities and, at the same time, amended both its existing registration statement which provided for the future issuance of up to $100 million of medium term notes and its remaining universal shelf registration statement covering the issuance of up to an additional $149.8 million of securities. As a result, the Company may issue up to an aggregate initial offering price of $949.8 million of (i) unsecured debt securities, (ii) preferred stock, (iii) common stock, (iv) warrants to purchase debt securities, preferred stock or common stock,
(v) stock purchase contracts to purchase preferred stock or common stock or (vi) stock purchase units, each representing ownership of a stock purchase contract and debt securities or debt obligations of third parties, securing the holder's obligations to purchase securities under the stock purchase contract. These securities may be issued at prices and on terms to be determined at or prior to the time of sale. None of these securities have been issued to date.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling. The facility, which matures December 31, 1997, can be utilized to borrow U.S. dollars, pounds sterling or deutsche mark as determined by the Company. At the option of the Company, the loans bear a rate of interest, generally for periods of six months or less, based on the prime rate or the London Interbank Offered Rate ("LIBOR"), a certificate of deposit rate or the federal funds rate, plus a margin. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee based upon the credit rating of the Company. The agreement contains a net worth requirement of $1.5 billion which increases annually after September 30, 1995 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translations on net worth. At March 31, 1995, the Company had repaid the $550 million in U.S. dollars borrowed during December 1994. Interest was payable on this indebtedness at an average interest rate of approximately 6.5%. At March 31, 1995, distributions from retained earnings could not exceed $1.07 billion under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

     It is the Company's intention to refinance the commercial paper and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements or universal shelf registration statements in the event that alternative long-term refinancing is not arranged. A summary by country of the commercial paper and other outstanding borrowings to be refinanced as of March 31, 1995 and September 30, 1994 is as follows (amounts in thousands):
                                      March 31,    September 30,
                                        1995           1994
                                     ----------    -------------
  United states -
    Commercial paper                 $  344,752      $  43,482
    Other                               201,924             --
                                     ----------      ---------
      Total United States               546,676         43,482
  Germany                               121,454        139,863
                                     ----------      ---------
                                     $  668,130      $ 183,345
                                     ==========      =========

(5)  Stock and Employee Benefit Trust -

     In February 1995, the Company established a Stock and Employee Benefit Trust (the "Trust") to which it sold 15,000,000 shares of the Company's newly issued common stock. The Trust was established to fund future payments under existing employee compensation and benefit plans as well as other general corporate purposes for which common stock might be issued. Shares issued to the Trust are valued at market and reflected as a reduction of common stockholders' equity in the balance sheet.

(6)  Commitments and Contingencies -

Legal Proceedings.

     Since early November 1990, several lawsuits were filed in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, were class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally alleged that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial court. In March 1995, the United States District Court for the Southern District of Texas entered a final judgment in favor of the Company and all other defendants. The plaintiffs have announced their intention to appeal the final judgment.

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

Environmental Proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste. Since January 1991, the Company has sought and received the ability to dispose of certain additional non-municipal solid waste streams at the facility. The Company's ability to continue to accept decomposable household waste in a portion of the landfill is dependent on the outcome of pending proceedings before California authorities. The Company cannot determine whether it will be successful in such proceedings. The ultimate realization of the Company's investment of approximately $100 million is dependent upon continued disposal of current and future acceptable waste streams while continuing to pursue all possible alternative uses of the property to maximize its value.

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



                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the first six months of fiscal year 1995 was $182.4 million, an increase of $66.7 million (57.7%) from the $115.6 million reported for the first six months of last year. However, fiscal 1994 results included an extraordinary charge of $5.3 million, net of income tax benefit, related to the early retirement of debt. Excluding the prior year extraordinary charge, current year net income was $61.5 million (50.8%) greater than the $120.9 million reported for the first six months of last year. This improvement was driven by increased profitability in the Company's North American recycling and landfill operations and its international operations. Higher commodity prices and, to some extent, volume and acquisition growth were responsible for improved earnings in the recycling business. Increased volumes combined with higher weighted average per unit pricing resulted in increased profits in the landfill business. International earnings were higher than the first six months of last year principally as a result of the Company's acquisition of a 50% ownership interest in a German company, Otto Waste Services, in February 1994, and due to increased earnings from the Netherlands operations. Higher profitability was also attributable, to a lesser extent, to increased profits in the North American collection and other business operations. Further, the Company's continued ability to control the growth in selling, general and administrative expenses while increasing revenues at a significantly faster pace also contributed to the increase in net income, as did increased equity in earnings of the Company's unconsolidated affiliates.

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company acquired the remaining ordinary shares which it did not own during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire Attwoods (see Note (3) of Notes to Consolidated Financial Statements). In connection with the acquisition, the Company will receive $56.8 million, plus 20% of any proceeds in excess of such amount, arising from the sale of the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. Under purchase accounting, the assets acquired and liabilities assumed in connection with this acquisition have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Currently reported information is, therefore, subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.



     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

                                       Six Months Ended
                                     -------------------   Year Ended
                                      3/31/95   3/31/94     9/30/94
                                     --------  --------    ----------
Gross profit margin                     28.5%     27.3%      27.6%
Income from operations                  13.7%     11.9%      12.6%
Income before income taxes, minority
  interest and extraordinary item       12.1%     10.7%      11.6%
Income before extraordinary item         6.7%      6.3%       6.6%
Net income                               6.7%      6.0%       6.5%
Ratio of earnings to fixed charges       4.01      3.95       4.25

     The six months ended March 31, 1995, reflected improvements in all the profitability margins presented above. Improved profit margins are attributable principally to the higher gross profit margins experienced in the recycling and international businesses as well as the Company's ability to control the growth in selling, general and administrative costs while achieving significantly greater revenue growth. Operating profit margins in the international business area have been favorably affected by the acquisition of Otto Waste Services in February 1994 and improved results in the Netherlands where results have been positively impacted by ongoing price increase programs, cost control initiatives and acquisitions. Operating profit margins improved at the Company's landfills in the current year, principally as a result of increases in both municipal solid waste and special waste volumes disposed and higher weighted average pricing. Commodity prices received for recycled materials were significantly greater in the first six months of the current year than in the comparable period of the prior year. The favorable profit margin impact of overall higher prices in recycling services was offset, to some extent, by the significantly higher costs associated with customer rebates. Increased volumes and growth from acquisitions also contributed to the improved profitability margins experienced in recycling services. Increased volumes in the Company's North American business and, to some extent, increased pricing are generally reflective of improvement in economic conditions in many of the markets where the Company conducts it operations. The domestic collection services business operating margins were almost flat compared with the first six months of last year. The Company has noted, however, sequential quarter-to-quarter improvement in operating profit margins during the current fiscal year. The selective price increases implemented throughout the commercial collection customer base, along with cost control and other measures, have enabled the Company to maintain its operating profit margins in this business type during the current fiscal year as compared with last year. The Company plans to continue to selectively increase collection services' prices throughout the fiscal year. The Company has also initiated minimum pricing levels on new business. In addition, the Company is continuing to implement a number of profit improvement initiatives which will likely span the next two to three years.

Revenues -

     Revenues for the six months ended March 31, 1995, were $2.7 billion, a 41.3% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                          Six Months Ended
                                      -----------------------     %
                                        3/31/95     3/31/94     Change
                                      ----------  -----------  --------
North American Operations
 (including Canada) -

  Collection Services - Solid Waste   $1,334,510  $1,142,651     16.8%

  Disposal and Transfer - Solid Waste
    Unaffiliated customers               262,423     215,043     22.0%
    Affiliated companies                 230,009     175,935     30.7%
                                      ----------  ----------
                                         492,432     390,978     25.9%

  Medical Waste Services                  91,657      80,334     14.1%
  Recycling Services                     290,201     143,797    101.8%
  Services Group and Other                38,552      35,173      9.6%
  Elimination of affiliated
    companies' revenues                 (230,009)   (175,935)    30.7%
                                      ----------  ----------
  Total North American Operations      2,017,343   1,616,998     24.8%

  International Operations               684,810     295,448    131.8%
                                      ----------  ----------
  Total Company                       $2,702,153  $1,912,446     41.3%
                                      ==========  ==========

       As the table below reflects, revenue growth for the six months ended March 31, 1995 was due largely to acquisitions, although volume and price increases accounted for a higher percentage of the growth than has been experienced recently.


                                         Changes in Revenue for
                                             Six Months Ended
                                                 March 31,
                                          -----------------------
                                             1995         1994
                                          ----------   ----------
     Price                                      6%         (1)%
     Volume (1)                                10           4
     Acquisitions                              25          12
                                             ----        ----
       Total Percentage Increase               41%         15%
                                             ====        ====

     (1) Includes the impact of foreign currency exchange rates.

     As shown above, international operations' revenues increased 131.8% and accounted for approximately 49% of the Company's growth in revenues for the six months ended March 31, 1995, compared with the same period of the prior year. The acquisition of the 50% interest in Otto Waste Services in February 1994 and Attwoods in December 1994 accounted for over 75% of the increase in international's revenues. Otto Waste Services' revenues were $313 million for the six months ended March 31, 1995 compared with $57 million for the first six months of the prior year. North American revenues grew 24.8% for the six months ended March 31, 1995, compared with the first six months of the prior year. All business lines experienced revenue growth over the prior year in North America. The disposal and transfer services' revenues from unaffiliated customers were above the prior year primarily due to increased volumes and higher weighted average per unit pricing. Prices for municipal solid waste ("MSW") disposal are improving at a number of the Company's landfills, particularly in the midwestern and southern regions of the U.S. Despite the softening of special waste pricing in many markets, growth in special waste volumes, which demands a higher price than MSW, is at a faster pace than MSW, which is favorably affecting weighted average per unit landfill disposal prices. The collection services business revenues increased 16.8% for the first six months of fiscal 1995 compared with the first six months of the prior year which accounted for approximately 24% of the Company's total revenue growth. Acquisitions and increased volumes in the Company's existing business accounted for over 90% of the revenue increase in the collection services business. Recycling revenues increased 101.8% over the same period of the prior year primarily due to increased commodity prices and, to a lesser extent, increased volumes and acquisitions. Paper currently represents over 85% of the volume processed by recycling services and pricing for paper has been very strong. Although paper prices have historically been very volatile and cyclical, the Company's outlook for the next six months is that paper prices will continue within the range of prices experienced during the past six months. It is the Company's goal to secure long-term contracts with quality paper producers that guarantee floor prices (typically lower than current commodity prices) in exchange for guaranteed volumes for the majority of its volumes by the end of 1995. Medical waste revenues increased 14.1% due to increased volumes and acquisitions offset partially by lower pricing resulting from a competitive marketplace.

Cost of Operations -

     Cost of operations increased $541 million or 38.9% for the first six months of fiscal 1995, compared with the same period of the prior year. Over 55% of this increase in cost of operations is directly attributable to the acquisitions of Otto Waste Services in February 1994 and Attwoods in December 1994. Disposal costs, which is the single largest component of cost of operations and includes landfill and transfer station operating costs, increased 18% in North America due to acquisitions (excluding Attwoods) and increased volumes. Other operating costs increased approximately 14% in North America, excluding Attwoods. The increase in these operating costs in North America is attributable to acquisitions and to increased volumes, primarily in the collection and recycling services business areas.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $401 million for the first six months of fiscal 1995, an increase of 35.6% over the first six months of last year. SG&A expense as a percent of revenues declined from 15.4% of revenues for the six months ended March 31, 1994, to 14.8% of revenues for the six months ended March 31, 1995, as a result of the Company's cost control efforts. The $105 million increase in SG&A was primarily related to the Company's acquisition activities, a substantial portion of which was related to the acquisition of Otto Waste Services in February 1994 and Attwoods in December 1994.

Net Interest Expense -

     Net interest expense increased $32 million or 89.1% for the first six months of fiscal 1995 compared with the same period of the prior year, principally as a result of the acquisition and consolidation of Otto Waste Services in February 1994 and Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates increased $10.3 million for the first six months of fiscal 1995, compared with the same period of the prior year, due principally to improvement in the earnings of American Ref-Fuel and certain international affiliates and due to the equity in earnings of unconsolidated affiliates of Otto Waste Services. The Company acquired a 50% interest in Otto Waste Services in February 1994. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $7.1 million at September 30, 1994, increased to $172.6 million at March 31, 1995. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In March 1995, the Company issued $300 million of 7 7/8% Senior Notes ("7 7/8% Notes") which mature on March 15, 2005. Net proceeds received by the Company from the sale of the 7 7/8% Notes were used to repay indebtedness associated with the acquisition of Attwoods and other working capital requirements.

     During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. Interest is payable semi-annually on the senior notes at rates ranging from 7.5 - 8.0%. The senior notes mature between December 1997 and March 1998.

    In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest will be payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At March 31, 1995, Otto Waste Services had no outstanding borrowings under this facility.

     In April 1995, the Company filed a universal shelf registration statement with the SEC to provide for the issuance of up to $700 million of securities and, at the same time, amended both its existing registration statement which provided for the future issuance of up to $100 million of medium term notes and its remaining universal shelf registration statement covering the issuance of up to an additional $149.8 million of securities. As a result, the Company may issue up to an aggregate initial offering price of $949.8 million of debt, equity and other types of securities. These securities may be issued at prices and on terms to be determined at or prior to the time of sale. None of these securities have been issued to date.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling. As of March 31, 1995, the Company had repaid the $550 million in U.S. dollars borrowed under this agreement. See Notes (3) and (4) of Notes to Consolidated Financial Statements.

     Long-term indebtedness (including $446 million of Otto Waste Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization increased from 38% at September 30, 1994 to 48% at March 31, 1995, principally as a result of the acquisition of Attwoods.

     The capital appropriations budget for fiscal year 1995, excluding Attwoods, was established at $1.2 billion, in anticipation of attractive business acquisition and development opportunities to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     As of March 31, 1995, a number of balance sheet caption amounts have increased significantly since September 30, 1994, primarily trade receivables, property and equipment, goodwill, accrued environmental and landfill costs and long-term debt. The most significant changes in balance sheet items during the period were principally due to (i) business combinations, particularly the Attwoods acquisition, (ii) capital expenditures, (iii) additional indebtedness associated with business acquisitions, capital spending, dividends and other corporate requirements and (iv) the net impact of foreign currency translation which increased the assets and liabilities of the Company when balance sheet amounts of foreign operations were measured in U.S. dollars.

     Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1994.



                       PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in its Annual Report on Form 10-K for the year ended September 30, 1994, and other filings, several class action suits alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder had been consolidated into a lawsuit styled In Re Browning-Ferris Industries, Inc. Securities Litigation. On March 2, 1995, the United States District Court for the Southern District of Texas entered a final judgment in favor of the Company and all individual defendants. On March 31, 1995, the plaintiffs announced their intention to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit.

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, the case of Gary David Harding et. al. v. Browning-Ferris Industries, Inc., et. al. ("Harding") was filed in the 229th Judicial District Court of Duval County, Texas on February 28, 1994. The plaintiffs allege that they reside in the vicinity of the Company's Sinton Landfill located in San Patricio County, Texas and have sustained personal injuries and other damages from allegedly contaminated groundwater and other alleged pathways of exposure. The Company's motion to transfer venue in the litigation back to Nueces County, Texas, where the lawsuit was first filed, has been denied. The lawsuit is scheduled for trial as to 32 of the plaintiffs on October 2, 1995. The Company continues to vigorously defend against the allegations in the litigation.

On April 27, 1995, the Company was notified that an association entitled Victims of Toxic Exposure intended to file a petition with the Texas Natural Resources Conservation Commission seeking revocation of the Company's municipal waste permit for its Sinton Landfill located in San Patricio County. The association alleges that the Company misrepresented and violated state and federal law. The Company believes that many, if not all, of the members of the association are also plaintiffs in the above-described Harding lawsuit. The Company disputes the allegations and will contest the petition vigorously.

In addition to the above-described litigation, the Company and certain subsidiaries are also involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K:

     A Report on Form 8-K dated January 24, 1995, as amended on March 2, 1995, was filed pursuant to "Item 2. Acquisition or Disposal of Assets", whereby the Company described the acquisition of Attwoods plc and filed certain financial statements of Attwoods plc and pro forma financial information relating to the transaction.

     A Report on Form 8-K dated March 2, 1995 was filed pursuant to "Item 5. Other Events", whereby the Company filed its unaudited pro forma consolidated statement of operations for the quarter ended December 31, 1994.

     A Report on Form 8-K dated March 14, 1995 was filed pursuant to "Item 7. Financial Statements and Exhibits", whereby the Company filed certain exhibits required in connection with the Company's offering of 7 7/8% Senior Notes due March 15, 2005, which closed on March 15, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BROWNING-FERRIS INDUSTRIES, INC.
                                            (Company)



                                  /s/ William D. Ruckelshaus
                                ------------------------------
                                     William D. Ruckelshaus
                                    Chairman of the Board and
                                     Chief Executive Officer




                                      /s/ David R. Hopkins
                                 ------------------------------
                                        David R. Hopkins
                                 Vice President, Controller and
                                    Chief Accounting Officer


Date:  May 12, 1995