Form 10-Q/A
period 1995-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1995-06-27
CIK 14827

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-Q/A

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

                          Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                             74-1673682
  _____________________________              _________________
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

      757 N. Eldridge
      Houston, Texas                                77079
____________________________                        _____
(Address of principal                             (Zip Code)
  Executive offices)


Registrant's telephone number, including area code: (713) 870-8100
                                                    ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No
    ___      ___.

Indicate the number of shares outstanding of the issuer's common stock, as of May 11, 1995: 212,891,110

Item 4.   Submission of Matters to a Vote of Security Holders

On March 1, 1995, the Company held its Annual Meeting of Stockholders. The matters voted on were (1) the election of five nominees to serve as directors for three-year terms and (2) the approval of the selection of Arthur Andersen LLP as auditors for the Company's 1995 fiscal year.

In the election for directors, William T. Butler received 169,744,418 votes and 665,078 votes were withheld; C. Jackson Grayson, Jr. received 169,710,771 votes and 698,725 votes were withheld; Ulrich Otto received 169,515,168 votes and 894,328 votes were withheld; Joseph L. Roberts, Jr. received 169,625,641 votes and 783,855 votes were withheld; and Marina v.N. Whitman received 169,740,871 votes and 668,625 votes were withheld. In the approval of auditors, the holders of 169,490,380 shares voted for, the holders of 511,670 shares voted against, and the holders of 407,446 shares abstained from voting on the matter. There were no broker nonvotes on any of the proposals presented at the 1995 Annual Meeting of Stockholders.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BROWNING-FERRIS INDUSTRIES, INC.
                                            (Company)


                                     /s/ David R. Hopkins
                                ___________________________________
                                        David R. Hopkins
                                 Vice President, Controller and
                                    Chief Accounting Officer


Date:  June 26, 1995