Form 10-Q
period 1995-06-30
BROWNING FERRIS INDUSTRIES INC
filed 1995-08-11
CIK 14827

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549




                                    FORM 10-Q

(Mark One)
  X            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

                          Commission file number 1-6805



                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)





                 Delaware                            74-1673682

       ---------------------------------        --------------------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


              757 N. Eldridge
              Houston, Texas                             77079
      ----------------------------------        --------------------------
       (Address of principal Executive                 (Zip Code)
                   Offices)


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

Indicate the number of shares outstanding of the issuer's common stock, as of August 10, 1995: 212,922,507



              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)


- ------------------------------------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                    1995       1994        1995        1994

- ------------------------------------------------------------------------------

  Revenues                      $1,550,083  $1,160,632  $4,252,236  $3,073,078
  Cost of operations             1,104,966     842,122   3,036,243   2,232,389
                                ----------  ----------  ----------  ----------

  Gross profit                     445,117     318,510   1,215,993     840,689
  Selling, general and
    administrative expense         226,432     163,965     626,963     459,430
                                ----------  ----------  ----------  ----------

  Income from operations           218,685     154,545     589,030     381,259
  Interest, net                     41,784      21,119     109,008      56,664
  Equity in earnings of
    unconsolidated affiliates      (14,910)    (10,694)    (39,586)    (25,104)
                                ----------  ----------  ----------  ----------

  Income before income taxes,
    minority interest and extra-
    ordinary item                  191,811     144,120     519,608     349,699
  Income taxes                      76,724      57,648     207,843     139,880
  Minority interest in
    income of consolidated
    subsidiaries                     8,820       5,659      23,119       8,097
                                ----------  ----------  ----------  ----------
  Income before
    extraordinary item             106,267      80,813     288,646     201,722

  Extraordinary item - loss
    on early retirement of
    debt, net of income tax
    benefit of $2,833                   --          --          --       5,263
                                ----------  ----------  ----------  ----------

  Net income                    $  106,267  $   80,813  $  288,646  $  196,459
                                ==========  ==========  ==========  ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                      199,636     196,810     198,731     184,309
                                ==========  ==========  ==========  ==========


  (Continued on following page)

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)


- ------------------------------------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                    1995       1994         1995        1994

- ------------------------------------------------------------------------------

  Earnings per common and
    common equivalent share:

    Income before extraordinary
      item                          $   .53    $   .41      $  1.45    $  1.10

    Extraordinary item                   --         --           --       (.03)
                                    -------    -------      -------    -------

    Net income                      $   .53    $   .41      $  1.45    $  1.07
                                    =======    =======      =======    =======

  Cash dividends per
    common share                    $   .17    $   .17      $   .51    $   .51
                                    =======    =======      =======    =======

























The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

- ------------------------------------------------------------------------
                                               June 30,    September 30,
                                                1995           1994
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  101,398      $   79,131
  Short-term investments                        100,225          61,993
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $40,111 and $33,284           899,436         752,686
    Other                                        68,232          60,934
  Inventories                                    61,386          32,811
  Deferred income taxes                         121,771         114,925
  Prepayments and other                         103,005          83,613
                                             ----------      ----------

    Total current assets                      1,455,453       1,186,093
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,329,027 and $2,046,604                3,545,147       3,049,767
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $106,605 and $62,527                      1,690,242         954,378
  Other intangible assets, net of
    accumulated amortization of $154,474
    and $156,080                                120,852         113,059
  Deferred income taxes                          87,278          97,998
  Investments in unconsolidated affiliates      278,446         292,579
  Other                                          85,713         103,081
                                             ----------      ----------

    Total other assets                        2,262,531       1,561,095
                                             ----------      ----------

    Total assets                             $7,263,131      $5,796,955
                                             ==========      ==========





The accompanying notes are an integral part of these financial statements.


            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

- --------------------------------------------------------------------------
                                               June 30,    September 30,
                                                1995           1994
                                             (Unaudited)
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings, including
    current portion of long-term debt        $   99,076      $   49,841
  Accounts payable                              443,566         400,177
  Accrued liabilities -
    Salaries and wages                          125,435         101,530
    Taxes, other than income                     38,426          44,129
    Other                                       449,891         373,978
  Income taxes                                   36,295          53,642
  Deferred revenues                             183,001         155,692
                                             ----------      ----------
    Total current liabilities                 1,375,690       1,178,989
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              577,843         529,501
  Deferred income taxes                          62,935          78,678
  Other                                         246,497         159,478
                                             ----------      ----------
    Total deferred items                        887,275         767,657
                                             ----------      ----------

LONG-TERM DEBT, net of current portion        1,533,124         713,680
                                             ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,944         744,949
                                             ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,440,672 and
    197,084,755 shares issued                    35,581          32,854
  Additional paid-in capital                  1,928,211       1,351,919
  Retained earnings                           1,297,614       1,009,132
  Treasury stock, 469,548 and 743,497
    shares, at cost                              (4,575)         (2,225)
  Stock and Employee Benefit Trust,
    14,853,703 shares                          (534,733)             --
                                             ----------      ----------
    Total common stockholders' equity         2,722,098       2,391,680
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,263,131      $5,796,955
                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.

         BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

- ----------------------------------------------------------------------------
                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1995          1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item                 $  288,646     $ 201,722
                                                   ----------     ---------
  Adjustments to reconcile income before
   extraordinary item to net cash provided
   by operating activities:
    Depreciation and amortization -
      Property and equipment                          348,526       289,720
      Goodwill                                         30,147        12,941
      Other intangible assets                          22,560        24,125
    Deferred income tax expense (benefit)              30,528          (224)
    Amortization of deferred investment tax credit       (530)         (530)
    Provision for losses on accounts receivable        19,957        16,878
    Gains on sales of fixed assets                     (7,447)       (3,957)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received            (18,755)       (4,827)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid               19,378         8,097
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                               (28,424)      (77,555)
      Inventories                                     (15,769)       (1,429)
      Other assets                                     17,008           274
      Other liabilities                               (13,185)       19,096
                                                   ----------     ---------
    Total adjustments                                 403,994       282,609
                                                   ----------     ---------
  Net cash provided by operating activities           692,640       484,331
                                                   ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (615,646)     (469,766)
  Payments for businesses acquired                   (735,208)     (352,313)
  Investments in unconsolidated affiliates            (33,301)      (19,890)
  Proceeds from disposition of assets                 173,566        18,778
  Purchases of short-term investments                 (37,546)           --
  Sales of short-term investments                     201,924       168,015
  Return of investment in unconsolidated
    affiliates                                         28,085        17,766
                                                   ----------     ---------
  Net cash used in investing activities            (1,018,126)     (637,410)
                                                   ----------     ---------

(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                (Unaudited)

                              (In Thousands)

- ----------------------------------------------------------------------------
                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1995          1994
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                     13,791       448,231
  Proceeds from issuance of indebtedness              914,705        58,242
  Repayments of indebtedness                         (483,059)     (225,064)
  Dividends paid                                     (100,469)      (89,638)
                                                   ----------     ---------
  Net cash provided by financing
    activities                                        344,968       191,771
                                                   ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES                         2,785            74
                                                   ----------     ---------
NET INCREASE IN CASH                                   22,267        38,766
CASH AT BEGINNING OF PERIOD                            79,131        22,871
                                                   ----------     ---------
CASH AT END OF PERIOD                              $  101,398     $  61,637
                                                   ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  92,230     $  59,658
  Income taxes                                      $ 191,781     $ 142,555
























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

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                  Nine Months Ended
                                                       June 30,
                                                --------------------
                                                  1995         1994
                                                -------      -------
Common shares outstanding, end of period        212,971      195,953
Less - Shares held in the Stock and Employee
  Benefit Trust                                 (14,854)          --
                                                -------      -------
Common shares outstanding for purposes of
  computing primary earnings per share,
  end of period                                 198,117      195,953
Effect of using weighted average common
  and common equivalent shares outstanding         (774)     (12,622)
Effect of shares issuable under stock option
  plans based on the treasury stock method        1,388          978
                                                -------      -------
Shares used in computing earnings per share     198,731      184,309
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

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common share equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures (the "6 1/4% Debentures") due 2012 and the 7.25% Automatic Common Exchange Securities. The effect of the 6 1/4% Debentures on earnings per share was not significant or was not dilutive for each of the periods presented and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Business Combinations -

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depositary Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares that it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company received 80.5 million in deutsche mark (U.S. $56.8 million) and may receive up to 2.7 million in deutsche mark (U.S. $1.9 million) in future contingent payments. The Attwoods acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the current fiscal year, the Company paid approximately $202.7 million (including liabilities assumed and additional amounts payable to former owners of $55.3 million and 176,444 shares of the Company's common stock valued at $5.2 million) to acquire 74 solid waste businesses. These businesses were accounted for as purchases and included the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination that met the criteria to be accounted for as a pooling-of-

interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

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

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal years 1995 and 1994 had been acquired on October 1, 1993, are as follows (in thousands, except per share amounts):

                                               Nine Months Ended
                                                    June 30,
                                         ---------------------------
                                            1995             1994
                                         (Unaudited)     (Unaudited)
                                         -----------     -----------

     Pro forma revenues                  $4,405,278      $3,785,086
     Pro forma income before
       extraordinary item                $  289,586      $  199,001
     Pro forma net income                $  289,586      $  193,738
     Pro forma income per common
       and common equivalent share -
         Income before extraordinary
           item                          $     1.46      $     1.05
         Net income                      $     1.46      $     1.02


     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1993, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at June 30, 1995, and September 30, 1994, was as follows (in thousands):
                                            June 30,     September 30,
                                             1995            1994
                                         ------------    -------------
  Senior indebtedness:
    7 7/8% Senior Notes, net of
      unamortized discount of $898        $  299,102      $      --
    9 1/4% Debentures                        100,000        100,000
    Solid waste revenue bond obligations     114,067        114,031
    Other notes payable                      538,001        366,145
                                          ----------      ---------
                                           1,051,170        580,176
                                          ----------      ---------
  Commercial paper and short-term
   facilities to be refinanced               531,030        183,345
                                          ----------      ---------
  Total long-term debt                     1,582,200        763,521
  Less current portion                        49,076         49,841
                                          ----------      ---------
  Long-term debt, net of current portion  $1,533,124      $ 713,680
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

     In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest will be payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At June 30, 1995, Otto Waste Services had outstanding borrowings under this facility of 140 million deutsche mark (approximately U.S. $101.3 million).

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling. The facility, which matures December 31, 1997, can be utilized to borrow U.S. dollars, pounds sterling or deutsche mark as determined by the Company. At the option of the Company, the loans bear a rate of interest, generally for periods of six months or less, based on the prime rate or the London Interbank Offered Rate ("LIBOR"), a certificate of deposit rate or the federal funds rate, plus a margin. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee based upon the credit rating of the Company.
The agreement contains a net worth requirement of $1.5 billion which increases annually after September 30, 1995 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translations on net worth. Prior to March 31, 1995, the Company had repaid the $550 million in U.S. dollars borrowed during December 1994. Interest was payable on this indebtedness at an average interest rate of approximately 6.5%. At June 30, 1995, distributions from retained earnings could not exceed $1.16 billion under this net worth maintenance requirement (the covenant of the Company's debt agreements which is most restrictive regarding dividends).

     During May 1995, the Company modified the terms of its existing bank credit agreement, extending the maturity of the facility from August 1996 to May 2000. The agreement continues to provide total committed credit capacity of $1 billion and requires that a facility fee of .1% per annum be paid on the total commitment, whether used or unused. Additionally, the net worth requirement under the agreement has been modified and the terms restricting the incurrence or assumption of additional debt under certain circumstances were deleted. At June 30, 1995, the Company had no outstanding borrowings under this bank credit agreement.

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings through the use of existing committed long-term bank credit agreements or universal shelf registration statements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of June 30, 1995 and September 30, 1994 is as follows (amounts in thousands):
                                      June 30,     September 30,
                                        1995           1994
                                     ----------    -------------
  United States -
    Commercial paper                 $  260,306      $  43,482
    Other                               100,444             --
                                     ----------      ---------
      Total United States               360,750         43,482
  Germany                               170,280        139,863
                                     ----------      ---------
                                     $  531,030      $ 183,345
                                     ==========      =========


(5)  Stock and Employee Benefit Trust -

     In February 1995, the Company established a Stock and Employee Benefit Trust (the "Trust") to which it sold 15,000,000 shares of the Company's newly issued common stock. The Trust was established to provide the Company the option to use the Trust to fund future payments under existing employee compensation and benefit plans as well as other general corporate purposes for which common stock might be issued. Shares issued to the Trust are valued at market and reflected as a reduction of common stockholders' equity in the balance sheet.

(6)   Automatic Common Exchange Securities -

     In April 1995, the Company filed a universal shelf registration statement with the SEC to provide for the issuance of up to $700 million of securities and, at the same time, amended both its existing registration statements which provided for the future issuance of up to $100 million of debt securities and its remaining universal shelf registration statement covering the issuance of up to an additional $149.8 million of securities. As a result, the Company may issue up to an aggregate initial offering price of $949.8 million of (i) unsecured debt securities, (ii) preferred stock, (iii) common stock, (iv) warrants to purchase debt securities, preferred stock or common stock, (v) stock purchase contracts to purchase preferred stock or common stock or (vi) stock purchase units, each representing ownership of a stock purchase contract and debt securities or debt obligations of third parties, securing the holder's obligations to purchase securities under the stock purchase contract. These securities may be issued at prices and on terms to be determined at or prior to the time of sale.

     In July 1995, the Company utilized the above universal shelf registration statement through issuance to the public of 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consists of (a) a purchase contract under which (i) the holder will purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (ii) the Company will pay the holder contract fees at the rate of 2.125% per annum on the security, and (b) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities are pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchase contract. The principal of the Treasury Notes underlying such securities, when paid at maturity, will automatically be applied to satisfy in full the holder's obligation to purchase the Company's common stock. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds are received by the Company.



(7)  Commitments and Contingencies -

Legal Proceedings.

     Since early November 1990, several lawsuits were filed in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, were class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally alleged that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial court. In March 1995, the United States District Court for the Southern District of Texas entered a final judgment in favor of the Company and all other defendants. The plaintiffs have appealed the final judgment.

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




                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the first nine months of fiscal year 1995 was $288.6 million, an increase of $92.2 million (46.9%) from the $196.5 million reported for the first nine months of last year. However, fiscal 1994 results included an extraordinary charge of $5.3 million, net of income tax benefit, related to the early retirement of debt. Excluding the prior year extraordinary charge, current year net income was $86.9 million (43.1%) greater than the $201.7 million reported for the first nine months of last year. This improvement was driven by the Company's North American collection, landfill and recycling operations and its international operations and reflected growth attributable to acquisitions, including Attwoods. Higher commodity prices, coupled with volume and acquisition growth, were responsible for improved earnings in the recycling business. International earnings were higher than for the first nine months of last year principally as a result of the Company's acquisition of a 50% ownership interest in a German company, Otto Waste Services, in February 1994, and due to increased earnings from the Netherlands operations. Further, the Company's ability to control the growth in selling, general and administrative expenses while increasing revenues at a faster pace also contributed to the increase in net income for the nine months ended June 30, 1995, as did increased equity in earnings of the Company's unconsolidated affiliates.

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which is a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also has mineral extraction operations in the United Kingdom. The Company acquired the remaining ordinary shares that it did not own during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire Attwoods (see Note (3) of Notes to Consolidated Financial Statements). In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company received 80.5 million in deutsche mark (U.S. $56.8 million) and may receive up to 2.7 million in deutsche mark (U.S. $1.9 million) in future contingent payments. Under purchase accounting, the assets acquired and liabilities assumed in connection with this acquisition have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. Currently reported information is, therefore, subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The following table presents ratios (shown as a percentage of revenues) which reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.


                                      Nine Months Ended
                                     -------------------  Year Ended
                                      6/30/95   6/30/94    9/30/94
                                     --------  --------   ----------
Profitability Margins:
  Gross profit margin                   28.6%     27.4%     27.6%
  Income from operations                13.9%     12.4%     12.6%
  Income before income taxes,
    minority interest and
    extraordinary item                  12.2%     11.4%     11.6%
  Income before extraordinary item       6.8%      6.6%      6.6%
  Net income                             6.8%      6.4%      6.5%

Ratio of earnings to fixed charges      4.13      4.32      4.25

     The nine months ended June 30, 1995, reflected improvements in all the profitability margins presented above. Improved profit margins are attributable principally to the higher gross profit margins experienced in the North American recycling and international businesses as well as the Company's ability to control the growth in selling, general and administrative costs while achieving even greater revenue growth. In North America, commodity prices received for recycled materials were significantly greater in the first nine months of the current year than in the comparable period of the prior year. The favorable profit margin impact of overall higher prices in domestic recycling services was offset, to some extent, by the significantly higher customer credits. Customer credits represent either reductions in billings or payments to certain of the Company's customers associated with the value of their recyclable materials. Growth from acquisitions and increased volumes, despite increased competition, also contributed to the improved profitability margins experienced in recycling services. The average market prices for corrugated, office paper and newspaper declined in the month of June from historic highs and the average price of these commodities may be lower during the fourth quarter. Future volume demands, cost management and reduced customer commodity credits are expected to mitigate the impact of any further commodity price declines on recycling services profitability. Operating profit margins declined slightly at the Company's domestic landfills in the current year, principally as a result of higher depreciation and amortization costs at certain of the Company's landfills and unusually high legal costs during the third quarter of the current year. The gross profit margin for the domestic collection services business was slightly up compared with the first nine months of last year while the domestic collection operating profit margins other than the gross profit margin were almost flat with the first nine months of last year. The selective price increases implemented throughout the commercial collection customer base, along with cost control and other measures, have affected favorably the operating profit margins in this business type during the current fiscal year. The Company plans to continue to selectively increase collection services' prices throughout the remainder of the fiscal year and into next year. In addition, the Company is continuing to implement a number of profit improvement initiatives which will likely span the next two to three years. In the international business area, operating profit margins have been favorably affected by the acquisition of Otto Waste Services in February 1994 and improved results in the Netherlands where results have been impacted positively by pricing improvement programs, cost control initiatives and acquisitions, including Attwoods.

Revenues -

     Revenues for the nine months ended June 30, 1995, were $4.3 billion, a 38.4% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                         Nine Months Ended
                                      -----------------------     %
                                        6/30/95     6/30/94     Change
                                      ----------  -----------  --------
North American Operations
 (including Canada) -

  Collection Services - Solid Waste   $2,047,335  $1,743,851     17.4%

  Disposal and Transfer - Solid Waste
    Unaffiliated customers               402,386     347,633     15.8%
    Affiliated companies                 356,634     279,699     27.5%
                                      ----------  ----------
                                         759,020     627,332     21.0%

  Recycling Services                     500,923     247,454    102.4%
  Medical Waste Services                 139,839     120,044     16.5%
  Services Group and Other                60,088      59,032      1.8%
  Elimination of affiliated
    companies' revenues                 (356,634)   (279,699)    27.5%
                                      ----------  ----------
  Total North American Operations      3,150,571   2,518,014     25.1%

  International Operations             1,101,665     555,064     98.5%
                                      ----------  ----------
  Total Company                       $4,252,236  $3,073,078     38.4%
                                      ==========  ==========

       As the table below reflects, revenue growth for the nine months ended June 30, 1995 was due largely to acquisitions, although volume and price increases accounted for a higher percentage of the growth than has been experienced recently.
                                         Changes in Revenue for
                                             Nine Months Ended
                                                  June 30,
                                          -----------------------
                                             1995         1994
                                          ----------   ----------
     Price                                      7%         (1)%
     Volume (1)                                10           6
     Acquisitions                              21          15
                                             ----        ----
       Total Percentage Increase               38%         20%
                                             ====        ====
     (1) Includes the impact of foreign currency exchange rates.

     As shown above, North American revenues grew 25.1% for the nine months ended June 30, 1995, compared with the first nine months of the prior year. All business lines experienced revenue growth over the prior year in North America. The disposal and transfer services' revenues from unaffiliated customers were above the prior year primarily due to higher weighted average per unit pricing and increased volumes. Prices for municipal solid waste ("MSW") disposal are improving at a number of the Company's landfills, particularly in the midwestern and southern regions of the U.S. Despite the softening of special waste pricing in many markets, special waste volumes, which demand a higher price than MSW, represent a higher percentage of total volumes for the first nine months of the current year than for the same period last year, which is favorably affecting weighted average per unit landfill disposal prices. Many of the new landfill sites which opened during the last 12-24 months have experienced relatively rapid rates of growth which is typical during the initial phase of a landfill's operations. The rate of growth from these sites will slow in the future. Further, landfill volumes are being affected by the diversion of volumes to recycling facilities. The Company does not expect total volumes in its landfill operations to vary significantly during the fourth quarter from volumes disposed in the third quarter. The collection services business revenues increased 17.4% for the first nine months of fiscal 1995 compared with the first nine months of the prior year which accounted for approximately 26% of the Company's total revenue growth. The Attwoods acquisition, other domestic acquisitions and increased volumes in the Company's existing business accounted for over 90% of the revenue increase in the collection services business. Recycling revenues increased 102.4% over the same period of the prior year primarily due to increased commodity prices and, to a lesser extent, increased volumes and acquisitions. Paper currently represents approximately 85% of the volume processed by recycling services and pricing for paper has been very strong. Paper prices have historically been cyclical. The average market prices for corrugated, office paper and newspaper declined in the month of June from historic highs and the average price for these commodities may be lower during the fourth quarter. It is the Company's goal to secure long-term contracts with quality paper producers that guarantee floor prices (typically lower than current commodity prices) in exchange for guaranteed volumes for the majority of its volumes by the end of 1995. Medical waste revenues increased 16.5% due to increased volumes and acquisitions offset partially by lower pricing resulting from a competitive marketplace.

     International operations' revenues increased 98.5% and accounted for approximately 46% of the Company's growth in revenues for the nine months ended June 30, 1995, compared with the same period of the prior year. Acquisitions, including the acquisition of the 50% interest in Otto Waste Services in February 1994 and Attwoods in December 1994, accounted for over 70% of the increase in international's revenues. The Company reflected revenues from Otto Waste Services of $507 million for the nine months ended June 30, 1995 compared with $182 million for the first nine months of the prior year.

Cost of Operations -

     Cost of operations increased $804 million or 36.0% for the first nine months of fiscal 1995, compared with the same period of the prior year. A significant portion of this increase in cost of operations is directly attributable to the acquisitions of Otto Waste Services in February 1994 and Attwoods in December 1994 as well as other acquisition activities. Disposal costs, which is the single largest component of cost of operations and includes landfill and transfer station operating costs, increased 23% in North America due principally to acquisitions and increased volumes. Other operating costs increased approximately 21% in North America. The increase in these operating costs in North America is attributable largely to acquisitions and to increased volumes, primarily in the collection and recycling services business areas.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $627 million for the first nine months of fiscal 1995, an increase of 36.5% over the first nine months of last year. SG&A expense as a percent of revenues declined from 15.0% of revenues for the nine months ended June 30, 1994, to 14.7% of revenues for the nine months ended June 30, 1995, as a result of pricing-driven revenue increases (principally in recycling services) and the Company's cost control efforts. The $168 million increase in SG&A was primarily related to higher goodwill amortization and other costs associated with the Company's acquisition activities, a substantial portion of which were related to the acquisition of Otto Waste Services in February 1994 and Attwoods in December 1994. These expenses also increased as a result of the impact of foreign currency translation of overseas SG&A costs and unusually high legal costs experienced during the third quarter of the current year.

Net Interest Expense -

     Net interest expense increased $52 million or 92.4% for the first nine months of fiscal 1995 compared with the same period of the prior year, principally as a result of the acquisition and consolidation of Otto Waste Services in February 1994 and Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates increased $14 million for the first nine months of fiscal 1995, compared with the same period of the prior year, due principally to improvement in the earnings of American Ref-Fuel and certain international affiliates and due to the equity in earnings of unconsolidated affiliates of Otto Waste Services. The Company acquired a 50% interest in Otto Waste Services in February 1994. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries is the result of the Company's acquisition of a 50% interest in Otto Waste Services in February 1994 and due to higher earnings reported by Otto Waste Services during the current year over last year.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $7.1 million at September 30, 1994, increased to $79.8 million at June 30, 1995. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

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

    In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest will be payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At June 30, 1995, Otto Waste Services had outstanding borrowings under this facility of 140 million in deutsche mark (approximately U.S. $101.3 million).

     In April 1995, the Company filed a universal shelf registration statement with the SEC to provide for the issuance of up to $700 million of securities and, at the same time, amended both its existing registration statement which provided for the future issuance of up to $100 million of debt securities and its remaining universal shelf registration statement covering the issuance of up to an additional $149.8 million of securities. As a result, the Company may issue up to an aggregate initial offering price of $949.8 million of debt, equity and other types of securities. These securities may be issued at prices and on terms to be determined at or prior to the time of sale. In July 1995, the Company utilized this universal shelf registration statement through issuance to the public of 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consists of (a) a purchase contract under which (i) the holder will purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (ii) the Company will pay the holder contract fees at the rate of 2.125% per annum on the security, and (b) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities are pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchase contract. The principal of the Treasury Notes underlying such securities, when paid at maturity, will automatically be applied to satisfy in full the holder's obligation to purchase the Company's common stock.

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

     Long-term indebtedness (including $460 million of Otto Waste
Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization increased from 38% at September 30, 1994 to 46% at June 30, 1995, principally as a result of the acquisition of Attwoods.

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

     As of June 30, 1995, a number of balance sheet caption amounts have increased significantly since September 30, 1994, primarily trade receivables, property and equipment, goodwill, other accrued liabilities, accrued environmental and landfill costs, other deferred items and long-term debt. The most significant changes in balance sheet items during the period were principally due to (i) business combinations, particularly the Attwoods acquisition, (ii) capital expenditures, (iii) additional indebtedness associated with business acquisitions, capital spending, dividends and other corporate requirements and (iv) the net impact of foreign currency translation which increased the assets and liabilities of the Company when balance sheet amounts of foreign operations were measured in U.S. dollars.

     Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1994.


                       PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

On January 2, 1995, Region IX of the United States Environmental Protection Agency ("EPA")issued a Finding and Notice of Violation to BFI Medical Waste Systems of Arizona, Inc. ("BFI Medical Waste"), a subsidiary of the Company, for alleged opacity and permit violations at a medical waste incinerator BFI Medical Waste operates in Maricopa County, Arizona. The EPA may seek penalties of up to $25,000 per day for each violation. Although the Company has been negotiating settlement of this matter with the EPA, management is currently unable to determine whether the ultimate monetary sanction will exceed $100,000.

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and other filings, several class action suits alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder had been consolidated into a lawsuit styled In Re Browning-Ferris Industries, Inc. Securities Litigation. On March 2, 1995, the United States District Court for the Southern District of Texas entered a final judgment in favor of the Company and all individual defendants. The plaintiffs have appealed the final judgment to the United States Court of Appeals for the Fifth Circuit.

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1994, and other filings, a case styled Gary David Harding et. al. v. Browning-Ferris Industries, Inc., et. al. was pending in the 229th Judicial District Court of Duval County, Texas. The Company and the plaintiffs have agreed to settle this litigation. The settlement agreement, which will require court approval since certain of the plaintiffs are minors, is expected to be finalized within the next few months. This settlement will also result in the withdrawal of the petition filed with the Texas Natural Resources Conservation Commission by the association entitled Victims of Toxic Exposure, as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1995.

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, a subsidiary of the Company was assessed a penalty by the New Jersey Department of Environmental Protection and Energy ("NJDEPE") for operating a transfer station with an expired permit and for violating capacity limitations. On June 9, 1995, the Company agreed to settle this and certain other matters that were before the NJDEPE by payment of a monetary penalty.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K:  None.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                BROWNING-FERRIS INDUSTRIES, INC.
                                            (Company)


                                      /s/ David R. Hopkins
                                --------------------------------
                                        David R. Hopkins
                                 Vice President, Controller and
                                    Chief Accounting Officer


Date:  August 11, 1995