Form 10-K405
period 1995-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1995-11-22
CIK 14827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

 /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1995

                                       OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Commission File Number 1-6805.

                                ---------------

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                74-1673682
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

      757 N. ELDRIDGE
      HOUSTON, TEXAS                                               77079
   (Address of principal                                         (Zip Code)
     executive offices)

Registrant's telephone number, including area code: (713) 870-8100.

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
    Title of each class                           on which registered
----------------------------           -----------------------------------------
Common Stock, $.16-2/3                 New York Stock Exchange, Inc.
  par value
                                       Chicago Stock Exchange
                                       Incorporated

                                       The Pacific Stock Exchange
                                       Incorporated

7.25% Automatic Common Exchange        New York Stock Exchange, Inc.
  Securities
                                       Chicago Stock Exchange
                                       Incorporated

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
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The approximate aggregate market value of common stock held by non-affiliates of the registrant: $6.0 billion, computed on the basis of $29.00 per share, closing price of the common stock on the New York Stock Exchange, Inc. on November 20, 1995.

There were 212,602,218 shares of the registrant's common stock, $.16-2/3 par value, outstanding as of November 20, 1995.




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

                                    PART I.


ITEM 1.  BUSINESS.

GENERAL

Browning-Ferris Industries, Inc. is one of the largest publicly-held companies that engages, through its subsidiaries and affiliates, in providing waste services. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid waste and industrial wastes. BFI is also involved in waste-to-energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations.

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

The Company (including unconsolidated affiliates) operates in approximately 450 locations in North America and approximately 320 locations outside North America and employs approximately 43,000 persons. No single customer or district accounts for a material amount of BFI's revenue or net income.

The Company's solid waste operating subsidiaries in North America are aligned, for management oversight purposes, into six regions. Each region is further divided into a number of divisions and local districts within each division. Each region is headed by a regional vice president responsible for the operating and financial performance of that region. Divisional vice presidents are responsible for managing growth opportunities in their geographic markets, including acquisitions, business development and municipal contracting opportunities. Under this management structure, the regional vice president, divisional vice presidents and staff oversee and assist local district managers within each region. Regional responsibility for local district operations is exercised by assisting with the development and approval of each district's capital budget, the review and implementation of profit, pricing and corporate development goals, implementation of selective company-wide uniform operating procedures and the monitoring of performance. Each district's operation is a distinct, localized service business that is managed, on a day-to-day basis, at the local level. The Company's regions and operating locations are responsible, with support and resources provided by the corporate office, for compliance with all applicable rules and regulations.

The Company's international operations (excluding Canada), for management oversight purposes, are aligned into three operational areas, and report to the Chairman of BFI International, Inc. in Houston. The three operational areas are Europe, Pacific Rim, and Latin America. BFI Europe, from its regional office in Utrecht, the Netherlands, oversees Finland, Germany, Israel, Italy, the Netherlands, Spain, Switzerland and the United Kingdom. Management oversight for operations in Australia, the Dominican Republic, Hong Kong, Kuwait and New Zealand and the coordination of expansion into new markets outside Europe are provided from the corporate office in Houston.

Management of the operations in each country is carried out by a country manager, and in some cases where the operations are larger or more extensive, by co-country managers, with one of the co-country managers being an experienced BFI expatriate employee and the other an experienced national manager. The Company believes that strong national management in each country of operation is extremely important, together with support from the corporate office in Houston and BFI's regional office in Europe, in areas of accounting, compliance, legal, technical, sales and market development. BFI has implemented a divisional market structure in several countries which permits and encourages increased growth opportunities in more localized markets.

The business strategies currently being implemented by BFI's management are designed to: (i) continue expansion, both domestically and internationally, through an aggressive acquisition and business development program; (ii) capitalize on opportunities resulting from regulatory, legislative, competitive and economic developments; (iii) expand participation and pursue new business opportunities resulting from the continued segmentation of the municipal and industrial waste streams; (iv) continue to improve both operating efficiencies and management of costs while effectively allocating resources; (v) continue to focus on pricing across all service lines; and (vi) continue to selectively implement uniform operating procedures when management believes it will improve operating efficiency.

The Company's business is subject to extensive U.S. and foreign governmental regulation and legislative initiative. Further, in some jurisdictions, both in the U.S. and foreign countries, its business is also subject to environmental regulation, mandatory recycling laws, medical waste regulation, preclusion of certain waste from landfills and restrictions on the flow of solid waste. Due to continuing public awareness and influence regarding waste and the environment, and uncertainty with respect to the enactment and enforcement of future laws, the Company can not always accurately project the impact any future regulation or legislative initiative may have on its operations. See "Regulation" and "Legal Proceedings - Environmental Proceedings" for additional information.

The table below reflects the total revenues contributed by the Company's principal lines of business for each of the three years ended September 30, 1995.


                                                Contribution to
                                             Consolidated Revenues
                                                 (in millions)
                                           Year Ended September 30,
                                 ---------------------------------------------
                                  1995               1994                1993
                                 ------             ------              ------
North American Operations

Collection Services -
  Solid Waste                    $2,758             $2,360              $2,138

Transfer and Disposal -
  Solid Waste                     1,026                885                 787

Recycling Services                  675                359                 240

Medical Waste Services              189                161                 146

Services Group and Other             83                 83                  79

Elimination of Affiliated
  Companies' Revenues              (483)              (392)               (339)
                                 ------             ------              ------

Total North American
  Operations                      4,248              3,456               3,051

International Operations          1,531                859                 428
                                 ------             ------              ------

  Total Company                  $5,779             $4,315              $3,479
                                 ======             ======              ======


Total assets at September 30, 1995, 1994 and 1993 were $7,460 million, $5,797 million and $4,296 million, respectively.

                           NORTH AMERICAN OPERATIONS

SOLID WASTE SERVICES

Collection

BFI collects solid waste in approximately 300 operating locations in 45 states, Puerto Rico and Canada. These operations provide solid waste collection services for numerous commercial establishments, industrial plants and governmental and residential units. BFI uses approximately 1.0 million containers and approximately 10,000 specially equipped collection trucks in its North American waste collection operations.

The Company's commercial and industrial solid waste collection services are typically performed pursuant to service agreements that provide for one-year to three-year initial terms and specified successive terms thereafter.
Residential collection contracts with individual homeowners, homeowner groups and municipalities are generally for periods of one to five years, frequently with renewable terms. Solid waste collection contracts with governmental units are usually awarded pursuant to a competitive bidding process.

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas of the Company's operations. Prices for solid waste collection services are determined locally, principally by the volume, weight and type of wastes collected, treatment required, risks involved in handling or disposing of the wastes, collection frequency, disposal costs, distance to final disposal sites, quantity and type of equipment furnished to the customer and competitive factors. The Company's ability to pass on cost increases is often influenced by competitive and other factors. Long-term residential solid waste collection contracts often include a formula for adjusting fees, generally based on published price indices, to cover increases in certain operating costs.

Transfer and Disposal

BFI operates 107 solid waste transfer stations where solid wastes are compacted for transfer to final disposal facilities. Transfer stations are used for the purpose of either (i) reducing costs associated with transporting waste to final disposal sites, or (ii) better utilizing the Company's disposal sites. Where practical, transfer and recycling functions are combined at the same transfer station to form "Trancycleries."(TM)

Sanitary landfilling is the primary method employed by the Company for final disposal of the segment of the solid waste stream that is not recycled. BFI currently operates 104 solid waste landfill sites in North America, 18 of which are operated under contracts with municipalities or others. The Company has approximately 15,000 acres permitted as landfill disposal sites, consisting of acres in unopened and unlined landfill cells, acres in filled and capped landfill cells which are in open landfill sites, and acres in open landfill cells. The acreage shown does not reflect the volume (or "airspace") available for disposal, which depends on the vertical space as well as the surface acres. BFI does not currently own or lease a landfill site in every metropolitan area in which it is engaged in solid waste collection; however, the Company intends to continue to seek, where advisable, ownership or lease of disposal facilities in all such areas. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by others in those communities in which it does not operate its own landfill sites.

MEDICAL WASTE

The Company is the largest provider of medical waste services in North America. Approximately 120 of the Company's operating locations provide medical waste services involving the collection and disposal of infectious and pathological waste materials from approximately 140,000 customers. The Company owns or operates 32 treatment sites using either incineration or autoclaving (steam sterilization) technology. One additional treatment site is in the permitting process. The Company is pursuing the development of various healthcare markets, including clinical and home healthcare markets, shipboard waste disposal and other related markets. The Company believes that if adopted, the proposed Clean Air Act guidelines relating to medical waste incinerators could result in the closure of a number of incineration units, which would have a positive impact on the Company's medical waste operations.

RECYCLING

The Company provides recycling services in approximately 260 of its North American operating locations for approximately 6.9 million households, including curbside customers, and for approximately 250,000 commercial and industrial customers. Recycling continued as one of the fastest-growing segments of the Company's business in fiscal 1995. The Company's recycling business has 125 recycleries in North America. The Company also engages in organic materials recycling and/or disposal, tire recycling and other alternative energy concepts such as biomass fuels. The Company currently operates more than 45 organic processing centers. BFI also produces and markets decorative bark, mulch, compost and organic soils to secure a market for organic materials collected. In response to public demand, recycling is increasingly required through legislation and regulation at all levels of government. In the case of many recycled materials, these requirements and the public's interest in recycling have resulted in an excess supply of recovered materials in some markets. Recognizing that the recycling momentum would require markets for recovered materials, the Company has developed relationships with numerous other companies to assure municipalities and other customers of continuous and diversified markets. In order to reduce the impact of the price volatility that is inherent in this business segment, the Company has been successful in securing floor pricing provisions in a majority of its resale contracts. The Company's contracts with its suppliers often provide for their participation in price increases on resale of recycled commodities. To improve the marketing of recycled commodities, the Company operates a centralized materials marketing group. This group has enhanced the Company's ability to anticipate changing market conditions and establish longer-term customer relationships and agreements.

SERVICES GROUP AND OTHER

The Company is also involved in the rental and servicing of portable restroom facilities and street and parking lot sweeping. These locations are operated as part of the North American regions.

The Company may also participate, to a limited extent, in the end-use development of certain BFI landfills that have reached permitted capacity and other real and personal property in which it has an interest. From time to time, the Company sells or otherwise disposes of surplus land and other real or personal property and reflects any gain or loss from such transactions in the results of operations for the period in which the transactions occur.

                            INTERNATIONAL OPERATIONS

The Company is involved in waste collection, processing, disposal and/or recycling operations in approximately 365 locations (including locations of unconsolidated affiliates) in Australia, the Dominican Republic, Finland, Germany, Hong Kong, Italy, Israel, Kuwait, the Netherlands, New Zealand, Spain, Switzerland and the United Kingdom. European operations comprise the largest number of operating locations outside North America.

The Company currently collects solid waste in approximately 185 locations and operates 62 landfill sites in its international operations (including, in each case, locations of unconsolidated affiliates). The Company also has 52 recycleries and 54 transfer stations in its international operations and uses approximately 323,000 containers and approximately 4,500 specially equipped collection trucks in its international waste collection operations.

The Company owns 50% of the stock of Otto Entsorgungsdienstleistungen GmbH ("Otto Waste Services"), which is primarily engaged in providing collection and recycling services under long-term contracts with municipalities in Germany and Duales System Deutschland GmbH, the non-governmental organization responsible for the collection of recyclable materials in Germany. During fiscal 1995, the Company reported consolidated revenues of approximately $710 million applicable to Otto Waste Services.

On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), a provider of waste services principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany). Attwoods also had mineral extraction operations in the United Kingdom. During the second quarter of fiscal 1995 the Company acquired the remaining outstanding capital stock of Attwoods. The purchase price for all of the Attwoods capital stock was approximately $580 million. See Note (3) to Consolidated Financial Statements.

In June 1995 the Company sold the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany, for approximately $56.8 million, with a potential future contingent payment to the Company estimated to be approximately $1 million. See Note (3) to Consolidated Financial Statements.

                                WASTE-TO-ENERGY

The Company and Air Products and Chemicals, Inc. ("Air Products"), headquartered in Allentown, Pennsylvania, are each 50% general partners in a partnership that designs, builds, owns and operates facilities that burn solid waste and recover energy and other materials. This partnership markets its capabilities under the name American Ref-Fuel(R) ("American Ref-Fuel"). Three of the facilities owned by American Ref-Fuel partnerships utilize the solid waste mass-burning technology of the German firm, Deutsche Babcock Industrie AG ("DBA"), for which American Ref-Fuel is the exclusive licensee in North America. This technology has been utilized successfully for over 30 years in Europe and elsewhere. The fourth facility, located in Niagara Falls, New York, utilizes a refuse-derived fuel technology; however, a significant modification and expansion of the plant to employ the DBA mass-burning technology is currently under construction. The estimated construction cost for this project is approximately $150 million and the plant's capacity is expected to be approximately 2,250 tons per day.

In connection with the existing American Ref-Fuel projects, both the Company and Air Products have delivered, and in connection with any future projects may be required to deliver, support agreements for certain project indebtedness of each of the respective subsidiary partners. See Note (9) of Notes to Consolidated Financial Statements for information concerning these obligations.

The Company's equity investment in American Ref-Fuel's waste-to-energy projects was approximately $150 million at September 30, 1995. American Ref-Fuel's business is very capital intensive and its ability to raise capital is an important factor in its competitiveness in the waste services industry. When feasible, American Ref-Fuel attempts to finance its projects with tax exempt bonds due to the lower interest costs. The Company plans to continue to expand its investment in American Ref-Fuel in fiscal 1996 in connection with the significant modification and expansion of the Niagara Falls, New York, facility, as well as pursuing a number of domestic and international acquisition opportunities.

All waste-to-energy facilities must meet rigid environmental laws and regulations. Existing laws and regulations can be changed or administered so as to affect the design, construction, startup or operation of such facilities. Management believes that the DBA mass-burning technology is capable of meeting anticipated future changes in laws and regulations; however, there can be no assurance that required environmental and other permits will be issued for any planned project. See "Regulation" and "Waste Disposal Risk Factors."

                                   REGULATION

All of the Company's principal business activities in the U.S. are governed by federal, state and local laws and regulations pertaining to public health and the environment, as well as transportation laws and regulations. These regulatory systems are complex and are subject to change.

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

In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. Although the U.S. Senate recently passed a bill that would partially grant flow control authority under the Commerce Clause, the U.S. House of Representatives has not yet acted on the bill. In the future, the U.S. Congress may consider other bills that could at least partially overturn these court decisions and immunize particular governmental actions (for example, flow control that results from franchises or municipal contracts) from Commerce Clause scrutiny.

Similarly, the U.S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of extraterritorial waste or tax imported waste at a higher rate are unconstitutional. To date, congressional efforts to enable states to, under certain circumstances, impose differential taxes on out-of-state waste or restrict waste importation have not been successful.

In the absence of federal legislation, certain local laws that direct waste flows to designated facilities may be unenforceable, and discriminatory taxes and waste importation restrictions should continue to be subject to judicial invalidation. If the U.S. Congress adopts legislation allowing for certain types of flow control or restricting the importation of waste, or if legislation affecting interstate transportation of waste is adopted at the federal or state level, such legislation could adversely affect the Company's waste collection, transportation, treatment and disposal operations.

Because a major component of the Company's business is the collection and disposal of solid waste in an environmentally sound manner, a material amount of the Company's capital expenditures are related (directly or indirectly) to environmental protection measures, including compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. There are costs that are associated with facility upgrading, corrective actions, facility closure and post-closure care in addition to other costs normally associated with the Company's waste management activities. The majority of these expenditures are made in the normal course of the Company's business, and do not place the Company at any competitive disadvantage.

In October 1991, the EPA issued its final regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"), which set forth minimum federal performance and design criteria for municipal solid waste landfills. These regulations also incorporate provisions under the Clean Air Act relating to landfill operations. All Subtitle D regulations are in effect, except for the ground-water monitoring requirements which are being phased in over a five-year period and the financial assurance requirements which the EPA has deferred to April 1997, although many states have already implemented financial assurance programs. Management of BFI believes that these regulations will have a favorable long-term impact on its landfill operations, but meeting these new regulatory requirements is resulting in increased costs.

Under the Clean Air Act, the EPA proposed regulations in May 1991 that require extensive methane gas collection systems to be installed at many of the Company's landfills. These regulations, as revised, are expected to be finalized in early 1996. The Company has proceeded to design, permit and install gas extraction and control systems at many of its facilities and believes these systems substantially comply with the current proposed regulations. The Company is also seeking operating and other applicable permits for its activities and is pursuing a strategy of reducing emissions from both mobile and stationary sources. Implementation of certain provisions of the Clean Air Act will result in additional stringent control for those areas of the country that are placed in "nonattainment status."

State financial responsibility regulations, adopted in various forms, require owners or operators of waste disposal facilities and underground storage tanks to demonstrate the financial ability to respond to and correct for sudden and accidental pollution occurrences, as well as for non-sudden or gradual pollution occurrences. To meet these requirements, the Company has secured Environmental Impairment Liability ("EIL") insurance coverage in amounts the Company believes are in compliance with federal and state law. Under the current EIL policy, which is collateralized, the Company must reimburse the carrier for any losses. It is possible that the Company's net income could be adversely affected in a specific reporting period in the event of significant environmental impairment claims.

Many state regulations also require owners or operators of waste disposal facilities to provide assurance of their financial ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The federal Subtitle D regulations require all states to adopt financial assurance regulations that meet the federal standards. The Company has generally relied upon its consolidated financial position to issue corporate guarantees, or has utilized letters of credit to satisfy these requirements. The EPA has proposed a financial test and corporate guarantee for use by private Subtitle D facilities, which, if adopted, would afford the Company a cost effective method to satisfy the financial assurance requirements. The Company has also established a captive insurance company that is being used to provide insurance as a recognized means of demonstrating this financial assurance. The Company is continuing its efforts to get this captive insurance company admitted in certain states, after which it can serve as an alternative to certain other forms of financial assurance, including letters of credit.

Some states and local jurisdictions in which the Company operates have enacted "fitness" statutes that allow agencies having jurisdiction over waste service contracts or facility permits to refuse to award such contracts or to revoke or deny such permits on the basis of the applicant's (or permit holder's) environmental or other legal compliance history. The underlying intent of these statutes is to ensure that entities which engage in waste management activities merit and maintain the public's confidence and trust. These statutes authorize the agencies to make determinations of an applicant's "fitness" to be awarded the waste service contract or to operate the particular waste facility and to revoke or deny that facility's operating permit, absent a showing that the applicant has been rehabilitated through its adoption of various operating practices, policies and procedures to ensure compliance with all applicable laws of that jurisdiction. Certain of the Company's subsidiaries with past violations of environmental or other laws, or affiliates of such subsidiaries, have to respond to these requirements.

In its international operations, the Company has noted a trend toward increased environmental regulation. For example, in Europe, policies have been established to encourage waste reduction, to promote re-use and recycling, to reduce packaging waste, to strengthen the standards for permitting and supervision of waste disposal operations and to control crossborder movements of waste. BFI, with its commitment to sustainable development and the rational management of all resources, including waste, believes that the continuation of this trend and enhanced enforcement of increasingly stringent regulations will benefit its international operations.

                                  COMPETITION

BFI competes with both publicly-held and privately-owned waste services companies. This competition is intense and has increased in recent years. BFI believes that neither it nor any other waste services company has a significant portion of any major aspect of the solid waste services markets. In some geographic areas, all or part of the solid waste collection, processing and disposal services offered by BFI may also be provided by municipalities or by governmental authorities with regional or multi-county jurisdiction.
Generally, however, governmental units do not provide significant commercial or industrial solid waste collection or disposal services. Because solid waste services provided by municipal or regional governmental authorities are generally subsidized by tax revenues and utilize major equipment and facilities that are financed with proceeds from the sale of tax-exempt bonds, these authorities may provide such services at lower prices

(though not necessarily at lower costs) than those of private companies.

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

                          WASTE DISPOSAL RISK FACTORS

There are serious, sometimes unforeseeable, business risks and potentially substantial cost exposures associated with the establishment, ownership and operation of solid waste sanitary landfill sites and other types of waste processing and disposal facilities. These risk factors include, but are not limited to: (i) the difficulty of obtaining permits to expand or establish new sites and facilities and public and private opposition to the location, expansion and operation of these facilities, (ii) governmental actions at all levels that seek to restrict the interstate movement of waste for disposal, which can result in declining volumes of waste available for disposal at some facilities, (iii) costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site cleanup, other remedial work and maintenance and long-term care obligations, (iv) the obligation to manage possible adverse effects on the environment, (v) regulations requiring demonstration of financial responsibility and conformance to prescribed or changing standards and methods of operation, (vi) judicial and administrative proceedings regarding alleged possible adverse environmental and health effects of landfills or other treatment and disposal facilities, and (vii) reduction in the volume of solid waste available for direct landfill disposal in certain states because of governmental incentives to reduce the daily volume of waste that may be disposed of, initiatives that require waste recycling, minimization or composting and because of incineration in large waste-to-energy facilities. See also "Waste-To-Energy", "Regulation" and "Legal Proceedings - Environmental Proceedings."

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

BFI has periodically undertaken or been required, and may in the future undertake or be required, to cease or to alter substantially its operations at existing waste disposal sites, to implement new construction standards at existing facilities and to add additional monitoring, post-closure maintenance or corrective measures at waste disposal sites. Compliance with the Subtitle D regulations has required costly expenditures by the Company and may in the future require substantial additional expenditures, which could have a negative impact on operations. See "Regulation" for information concerning capital expenditures relating to environmental and health laws and regulations and Notes (1) and (6) of Notes to Consolidated Financial Statements.

If the Company is unable to continue disposing of planned volumes of wastes at existing solid waste landfills or is unable to either expand existing landfills or establish new sites, it would be required to obtain the rights to use other disposal facilities or to suspend or curtail solid waste collection or disposal activities. Any such actions would have an adverse impact on the Company's collection business and could substantially reduce the Company's revenues and income from operations and increase the risk of impairing the value of the Company's investment in existing or proposed facilities. These developments could also result in accelerating the recognition of closure costs and post-closure monitoring cost accruals for those landfills, with a corresponding negative impact on the Company's net income.

The economic viability of certain waste-to-energy facilities may be adversely affected by (i) the availability of commercially reasonable energy sales contracts; (ii) the availability of landfills for the disposal of ash residue, bypass and nonprocessible waste; (iii) existing and proposed governmental standards applicable to the disposal of ash residue that could limit the number of sites available for such disposal; (iv) air emission standards applicable to the facilities, (v) the possible lower cost of other alternatives for waste disposal and (vi) the recent decision by the U.S. Supreme Court which invalidates local flow control laws. Waste-to-energy facilities may also be adversely affected by many of the same factors that are currently impacting other waste disposal facilities.

Certain geographic regions in the United States have, at times, experienced shortages of suitable solid waste disposal facilities. Without long term planning, many private and governmental solid waste collection companies operating in the affected areas, including BFI, could be required to curtail or even suspend land disposal operations, or seek other, more distant sites. In other cases, collection companies, including BFI, may be excluded from disposing of solid waste in landfills or waste-to-energy facilities either because of regulation or because of the landfill or facility owners' desire to preserve the remaining capacity for their own disposal needs.

With respect to international operations, the profitability and risks associated with these operations can be affected, to a greater or lesser extent depending on the foreign country in which the operations are located, by changes in national economies, financial and political policies, war, invasion, social instability, currency fluctuations and other risk factors associated with operations in foreign countries.

                             CORPORATE DEVELOPMENT

The Company's corporate development program will continue to focus on opportunities to expand its customer base by entering into new domestic and international markets, by broadening the type of services offered, by pursuing municipal contracting opportunities, and by acquiring businesses and properties. Developing suitable new solid waste processing and disposal facilities will continue to be an important strategy. When investing in capital-intensive facilities such as landfills, the Company faces the risk that required permits will not be obtained or renewed. If permits are not ultimately obtained and maintained, the value of such facilities can be substantially impaired, which could result in a reduction of future net income. See "North American Operations -Solid Waste Services - Transfer and Disposal" and "Regulation." The Company will also pursue project opportunities for its services in foreign markets. See "International Operations."

The Company has continued to acquire from unaffiliated persons, usually in negotiated transactions, businesses and properties engaged primarily in or related to one or more aspects of the solid waste services industry. BFI intends to continue pursuing opportunities to acquire such businesses, although there can be no assurance that BFI will be successful in making additional acquisitions. See "Capital Expenditures."

                              CAPITAL EXPENDITURES

Capital expenditures were approximately $1.8 billion in fiscal 1995, consisting of $876 million for acquired businesses, including the acquisition of Attwoods plc. Approximately $249 million was expended in connection with internal market development projects, municipal contracts and investment in affiliates and $659 million related to additions and replacements of capital items for existing operations, including existing landfill cell development. The capital expenditures include the fair market value of common stock issued in connection with an acquisition accounted for as a pooling of interests. See Notes (3) and
(5) of Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional financing information.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their positions (including their principal areas of responsibility with the Company) and their respective ages are as follows:

            Name                       Position                 Age*
---------------------------    --------------------------       ----
Bruce E. Ranck                 President ,                      46
                                Chief Executive Officer
                                and Director (1)

Norman A. Myers                Vice Chairman, Chief             59
                                Marketing Officer and
                                Director (1)

Jeffrey E. Curtiss             Senior Vice President and        47
                                Chief Financial Officer

Hugh J. Dillingham, III        Senior Vice President            46
                               (Processing and Disposal)

J. Gregory Muldoon             Senior Vice President            41
                               (Corporate Development)

Rufus Wallingford              Senior Vice President            55
                                and General Counsel

David R. Hopkins               Vice President, Controller       52
                                and Chief Accounting
                                Officer

Louis A. Waters                Chairman and President of        57
                                BFI International, Inc.
                                and Director (1)(2)
----------------

*As of November 22, 1995.
(1)  Serves on the Executive Committee of the Board of Directors.
(2)  Serves on the Finance Committee of the Board of Directors.

Mr. Ranck was elected President and Chief Executive Officer in October 1995, having served as President and Chief Operating Officer of the Company since November 1991 and as Executive Vice President (Solid Waste Operations-North America) from October 1989 to November 1991. Prior to that time, he served the Company as a Regional Vice President in one of the Company's regions for a period in excess of five years. Mr. Ranck has been a director of the Company since March 1990. He also serves as a director of Furon Co. and as a director or trustee of several educational and charitable organizations.

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

Mr. Dillingham was elected Senior Vice President (Processing and Disposal) in March 1993, having served as Vice President (Disposal Operations) since December 1991. Prior to his election, he served as Divisional Vice President of Disposal Operations in one of the Company's regions, and has over eighteen years of experience with the Company in landfill operations. Mr. Dillingham serves as a director of the Wildlife Habitat Council.

Mr. Muldoon was elected Senior Vice President (Corporate Development) in September 1992, having served as Vice President (Operations) since December 1991. He joined the Company in 1980 as a market development representative and from 1983 to 1988 served as a district manager in several locations. From early 1989 until October 1990, he served as President of CECOS International, Inc., a subsidiary of the Company, through the discontinuation of its hazardous waste business. He then served as Regional Vice President of one of the Company's regions from October 1990 to November 1991.

Mr. Wallingford became Senior Vice President and General Counsel of the Company in January 1994. Prior to that time, he was a senior partner with the law firm of Fulbright & Jaworski L.L.P., Houston, Texas, for a period in excess of five years. Mr. Wallingford also serves as a director of St. Luke's Episcopal Hospital and the Children's Museum in Houston, Texas.

Mr. Hopkins, who was a Divisional Vice President and Assistant Controller prior to becoming Controller of the Company in September 1986, joined the Company in September 1980. He was elected a Vice President and named Chief Accounting Officer in December 1986. From September 1991 to January 1992, he served as acting Chief Financial Officer of the Company.

Mr. Waters has served as Chairman of BFI International, Inc. since May 1991 and as President of BFI International, Inc. since March 1993. He also serves as Chairman of the Finance Committee of the Company and as a member of the Executive Committee of the Company. He served as Chairman of the Executive Committee from September 1980 until 1988 and as Chairman of the Board of the Company from August 1969 to September 1980. Mr. Waters serves as a director or trustee of several business, educational and charitable organizations.

All officers of the Company (including executive officers) are elected by the Board of Directors, generally at its meeting held the day of the annual meeting of stockholders or as soon thereafter as practicable. Each officer is elected to hold office until his successor shall have been chosen and shall have qualified or until his death or the effective date of his resignation or removal. Subject to Board of Director approval, the annual meeting of stockholders is scheduled to be held March 6, 1996 in Houston, Texas.

ITEM 2. PROPERTIES.

In its operations, the Company uses specially-equipped trucks, containers and compactors. The Company also owns and/or operates sanitary landfill sites throughout the United States and Canada, and in the United Kingdom, Germany, Hong Kong, the Netherlands, New Zealand, Spain, Australia and Italy. See "Business - North American Operations - Solid Waste Services - Collection" and "Business - North American Operations - Solid Waste Services - Transfer and Disposal," and Notes (4) and (6) of Notes to Consolidated Financial Statements.

The Company leases its executive offices which are located at 757 N. Eldridge, Houston, Texas. The Company also owns real estate, buildings and other physical properties, which it employs in its daily operations in a large number of its operating locations. The Company also leases a substantial portion of its transfer stations, offices, storage and shop space. See Notes (4) and (9) of Notes to Consolidated Financial Statements.

BFI believes that its property and equipment is well-maintained and adequate for its current needs, although substantial investments are expected to be made in additional property and equipment for expansion, for replacement of assets as they reach the end of their useful lives and in connection with corporate development activities. See "Business - Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain of the Company's property and equipment is subject to mortgages and liens securing payment of portions of Company indebtedness. See Notes (7) and (9) of Notes to Consolidated Financial Statements for information with respect to mortgage and lease obligations on these properties.

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

Litigation, in the United States District Court for the Southern District of Texas. The suit generally alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by allegedly preparing, issuing and disseminating materially false and misleading information to the plaintiffs and the investing public. The amended consolidated suit seeks unquantified damages and attorneys' and other fees. On June 11, 1993, the trial court certified the class action and two classes of persons who purchased the Company's common stock. The first class period is from August 9, 1990 through November 5, 1990, and the second class period is from November 6, 1990 through September 3, 1991. On March 2, 1995, the Court entered a final judgment in favor of the Company and all individual defendants. The plaintiffs appealed the final judgment to the United States Court of Appeals for the Fifth Circuit, which appeal was dismissed on October 24, 1995, for failure of the plaintiffs to file their brief.

The case of Gary David Harding, et al. v. Browning-Ferris Industries, Inc., et al. was filed in the 229th Judicial District Court of Duval County, Texas, on February 28, 1994. The approximately 356 plaintiffs allege that they reside in the vicinity of a landfill in San Patricio County, Texas, and they allege that they have sustained personal injuries and other damages from allegedly contaminated groundwater and other alleged pathways of exposure. The Company and the plaintiffs agreed to settle this litigation and the terms of the settlement were approved by the court on October 12, 1995.

On May 18, 1994, a lawsuit styled Ogden Projects, Inc., et al. v. New Morgan Landfill Company, Inc. ("New Morgan") was filed in the United States District Court for the Eastern District of Pennsylvania. The suit alleged that New Morgan, a subsidiary of the Company, did not obtain a permit to construct and operate a landfill under provisions of the Clean Air Act. The plaintiffs, who are private parties without regulatory authority, were seeking a declaratory judgment, an order enjoining the subsidiary from continuing the construction and/or operation of the landfill without a permit, and civil penalties of $25,000 for each day New Morgan has constructed and/or operated the landfill without a permit under the provisions of the Clean Air Act. On September 21, 1995, the court ruled that, although construction and operation of the landfill does require a Clean Air Act permit, it would not enjoin New Morgan's operation of the landfill or impose civil penalties against New Morgan. The ruling was based upon the court's finding that New Morgan acted in good faith in concluding that a permit was not required. New Morgan currently has a permit application pending seeking to obtain the required permit.

In addition to the above-described litigation, the Company is involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites) (see "Environmental Proceedings"), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

The Company is continuously engaged in various original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities relating to waste treatment and disposal facilities, properties and activities. These proceedings, which are a necessary and routine part of waste disposal activities, are held before a variety of regulatory and judicial agencies at the federal, state and local level. In these proceedings, legal challenges are routinely raised by private parties and by the regulatory agencies, alleging a variety of adverse consequences (including adverse effects on the environment, in some instances with particular reference to the inequitable distribution of environmental burdens among various social groups and classes) if the proposed permits are granted or renewed. Opposition is also routinely encountered in connection with proposed changes in zoning designations, operating procedures, remedial or upgrading actions and post-closure activities at waste processing and disposal facilities. See "Business - Regulation."

The Company is participating in potentially responsible party ("PRP") groups at 95 waste disposal sites listed on the EPA's National Priority List, which sites may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Complete settlements with other members of the PRP groups and/or the EPA have been negotiated with respect to 66 of these sites. Partial settlements have been negotiated with regard to 12 of the sites. These settlements had no material effect on the Company's results of operations or consolidated financial position. Further, the Company has received information requests relating to 66 additional sites on the EPA's National Priority List. For 39 of these sites, the Company has determined that it is not a PRP. The Company's PRP status at the remaining 27 sites has not yet been determined. The number of Superfund sites with which the Company is involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company might be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties.

Management routinely reviews each site requiring corrective action (including Superfund sites) in which the Company is involved, considers its role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which it was associated, and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a party's identification as a potentially responsible party, due to the many complex issues that must be addressed in determining the magnitude of the contamination at the site. The process for addressing contamination at a site usually includes technical investigations, selection of a remedy and implementation of the remedy selected. In many cases, the expenditures related to actual corrective action may be incurred over a number of years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources or consolidated financial position of the Company, although the resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. It can be reasonably expected that the Company will become involved in additional remedial actions and Superfund sites in the future.

On January 2, 1995, Region IX of the United States Environmental Protection Agency ("EPA") issued a Finding and Notice of Violation to BFI Medical Waste Systems of Arizona, Inc. ("BFI Medical Waste"), a subsidiary of the Company, for alleged opacity and permit violations at a medical waste incinerator BFI Medical Waste operates in Maricopa County, Arizona. The EPA may seek penalties of up to $25,000 per day for each violation. The Company is currently negotiating settlement of this matter with the EPA.

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

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

BFI's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. The table below sets forth by fiscal quarter, for the fiscal years ended September 30, 1994 and 1995, the high and low sales prices of BFI's Common Stock on the New York Stock Exchange-Composite Transactions, as reported in The Wall Street Journal.

                   Fiscal Year 1994      Fiscal Year 1995
                  ------------------    ------------------
                    High       Low        High       Low
                  -------    -------    -------    -------
First Quarter     $27-1/2    $20-7/8    $32-3/8    $25-5/8
Second Quarter     30-1/4     24-1/4     34-1/4     27-1/8
Third Quarter      32-1/4     24-5/8     37-7/8     32-3/4
Fourth Quarter     32-7/8     29         40-5/8     30

As of November 20, 1995, there were approximately 19,000 holders of record of BFI Common Stock.

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

BFI has paid cash dividends on its Common Stock each year since 1950. Cash dividends are paid quarterly. During each of fiscal 1994 and 1995, 68 cents was paid in dividends on each share of Common Stock. The most recently declared quarterly cash dividend on the Common Stock was 17 cents per share. The payment of dividends or other distributions on, or with respect to, the Common Stock is limited by provisions of the Company's Multicurrency Revolving Credit Agreement and Revolving Credit Agreement. See Note (7) of Notes to Consolidated Financial Statements for a description of these credit agreements. The amount available for payment of dividends or distributions on or with respect to Common Stock pursuant to the most restrictive of such limitations was approximately $1.21 billion on September 30, 1995, after giving effect to cash dividends paid or declared through September 30, 1995. BFI currently expects to continue the payment of dividends, although future dividend payments will depend on BFI's earnings, financial needs and other factors.

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

Item 6. - Selected Financial Data

            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1995.

-------------------------------------------------------------------------------
                                       Year Ended September 30,
                   ------------------------------------------------------------
                     1995        1994       1993        1992        1991
-------------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)
Income State-
 ment Data:
----------------
Revenues             $5,779,351  $4,314,541  $3,478,830  $3,277,635  $3,174,899


Income before
 special charges
 and extraordinary
 item                $  384,561  $  283,973  $  213,910  $  175,607  $  221,642

Income before
 extraordinary
 item                $  384,561  $  283,973  $  197,440  $  175,607  $   65,177


Net income           $  384,561  $  278,710  $  197,440  $  175,607  $   65,177

Income per common
 and common
 equivalent share -
  Income before
   extraordinary
   item              $     1.93  $     1.52  $     1.15  $     1.11  $      .42

  Net income         $     1.93  $     1.49  $     1.15  $     1.11  $      .42

Cash dividends per
 common share        $      .68  $      .68  $      .68  $      .68  $      .68





(Continued on Following Page)

-------------------------------------------------------------------------------
                                       Year Ended September 30,
                   ------------------------------------------------------------
                        1995        1994       1993        1992        1991
-------------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)
Balance Sheet Data:
------------------
Property and
 equipment, net      $3,722,292  $3,049,767  $2,515,709  $2,263,653  $2,140,203


Total assets         $7,460,372  $5,796,955  $4,295,642  $4,067,524  $3,655,892


Senior long-term
 debt                $1,665,804  $  713,680  $  333,689  $  349,183  $  406,987


Convertible
 subordinated
 debentures          $  744,944  $  744,949  $  744,949  $  744,949  $  744,959


Common stock-
 holders' equity     $2,741,750  $2,391,680  $1,532,603  $1,460,406  $1,114,299



Cash Flow Data:
--------------

Capital
 expenditures -
 continuing
 operations          $  929,596  $  694,475  $  606,240  $  531,239  $  477,632


Cash flows from
 operating
 activities          $1,030,489  $  693,928  $  613,965  $  577,007  $  685,664

Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The Company's 1995 results reflect the highest level of revenues and net income achieved in the Company's history. Consolidated revenues reached $5.8 billion for fiscal 1995, an increase of 34% or $1.5 billion over the prior year. Net income was $385 million for fiscal 1995, a 38% increase or $106 million over the prior year. International revenues increased 78% or $672 million over fiscal 1994 and revenues from North American operations increased 23% or $792 million over the prior year. Revenue and net income growth was primarily attributable to global acquisitions, volume growth, higher commodity prices in North American post-consumer recycling markets and improved international operations.

   In the first half of fiscal year 1995, the Company acquired Attwoods p.l.c. ("Attwoods") with estimated annualized revenues of $450 million, net of divested operations. Approximately 80% of Attwoods' revenues, net of divested operations, was derived from collection and landfill operations with the remainder from recycling, medical waste and mineral extraction operations. The Company paid approximately $580 million to acquire this integrated service company with operations in the United States, United Kingdom, the Caribbean and mainland Europe (primarily Germany). In addition, during fiscal 1995, the Company concluded 103 acquisitions with a combined annual revenue base of approximately $267 million, including revenues consolidated as a result of the purchase of the remaining 50% ownership interest outstanding of its joint venture in Italy.

     International revenues grew significantly in fiscal 1995 representing 26.5% of consolidated revenues as compared with 19.9% for fiscal 1994. Almost 80% of fiscal 1995 international revenues was generated from operations in Germany, the Netherlands and the United Kingdom. These countries had a combined revenue growth of 90% over their combined fiscal 1994 revenues. This revenue increase is related to the current year impact of the acquisition in February 1994 of a 50% interest in a German waste company, Otto Waste Services ("Otto"), the improved performance in the Netherlands associated with internal growth and acquisitions and the international operations of the Attwoods acquisition. The consolidation of revenues resulting from increased ownership of the Company's Italian joint venture also contributed to the current year revenue increase. International earnings were higher this year than in fiscal 1994 principally due to the Otto acquisition in February 1994 and increased earnings in the Netherlands. The operating profit margin for international operations also improved in fiscal year 1995 when compared with the prior year. Operating profit margins in the International business area continue to trend lower than North American operations, however, due to several factors, including (i) the overall mix of international operations which has a lower concentration of higher margin disposal business, (ii) a higher level of acquisition-related expenses associated with international's annual operating results because these operations have been acquired more recently and (iii) the difficulties associated with attaining performance improvement in countries with unique market conditions (particularly Italy and, to a somewhat lesser extent, Australia) despite the continued focus by management on improvement in these areas.

     North American revenues were $4.2 billion for fiscal year 1995, up 23% from the prior year. Increased revenues were reported for each of the Company's business segments in North America. Revenues increased significantly due to acquisitions, particularly from the Attwoods acquisition which principally increased the collection and medical waste business revenues. The increase in revenues was also due to volume growth and improved pricing, including the higher weighted average commodity prices for recyclable materials during fiscal 1995. The operating margins in North America improved in fiscal 1995 over the prior year principally as a result of improved margins in the collection and recycling businesses.

     Revenues generated from solid waste collection services provided for North American commercial/industrial and residential customers represented almost 48% of the total revenues of the Company in fiscal 1995. Almost 75% of North American collection revenues are generated from commercial and industrial customers. North American collection revenues grew 17% in fiscal 1995 to $2.8 billion, reflecting growth from acquisitions, volume and improved pricing. Operating profit for the North American collection business grew in excess of 20% over 1994 as a result of volume growth (including acquisitions), cost reduction initiatives and improved pricing. The Company will continue to identify opportunities throughout the collection customer base to improve revenues and costs on a per unit of work basis.

     In fiscal 1995, North American landfills achieved revenue and volume increases of 10% and 5%, respectively. Total North American landfill volumes returned to the 115 million gate yard level, matching the historic high levels reached in 1989. Non-hazardous industrial processed waste ("special waste") volumes disposed at the Company's landfills increased at a faster pace during fiscal 1995 than non-special volumes and represented approximately 13% of total volumes disposed in the current year. The volume increases were due principally to the current year impact on new sites opened during fiscal 1994. However, during the third and fourth quarters of fiscal 1995, volume growth compared with the same quarters of fiscal 1994 began to flatten as these new sites added in fiscal 1994 reached expected volume levels. Operating margins in the landfill business in fiscal 1995 were down slightly from the prior year; a function of (i) higher per unit amortization costs for newly constructed airspace resulting from the increased development capital required by Subtitle D and (ii) higher legal expenses related to the resolution of various outstanding environmental proceedings at several sites. In fiscal 1996, the Company will focus its efforts on further controlling variable operating expenses and improving pricing to provide for the recovery of the higher costs of airspace capital investment. Additional volume improvement is also anticipated in fiscal 1996 from the impact of moving a larger percentage of internal collection disposal volumes to Company owned landfills, the continued closure of older municipal landfills as a result of Subtitle D and higher volumes of special waste (non-hazardous industrial processed waste) sales being generated by a group of approximately 120 specially trained sales representatives devoted to this effort. Increased market demands for various recycled commodities may offset this volume growth somewhat in fiscal 1996.

     The Company's North American recycling services operations include collection and processing of recyclable materials as well as organic materials recycling and/or disposal, tire recycling and other alternative energy concepts. During fiscal 1995, over 85% of recycling services revenues were associated with the collection and processing of recyclable materials.
Revenues from North American recycling operations increased 88% or $316 million in fiscal year 1995 compared with the prior year. Over 55% of this improvement was due to commodity pricing increases. Although commodity prices (primarily paper products) peaked during the third quarter of fiscal 1995 at a weighted average price for the quarter of $184 per ton, the revenues and earnings of recycling services were affected unfavorably during the last quarter of the fiscal year as the average market prices for corrugated, office paper and newspaper declined from the third quarter historic highs to a weighted average price of $141 per ton for the fourth quarter. Commodity prices continued to decline into fiscal 1996. Paper currently represents approximately 85% of the volumes processed by recycling services. Paper prices have historically been cyclical. Volume growth during fiscal 1995 was associated with the increasing demand for recycled materials. Approximately 2.3 million tons of recyclable materials were sold by the Company during fiscal 1995. The demand for recyclables has been enhanced by various programs such as the U.S. President's executive order requiring 20% post-consumer content in federal paper purchased after December 1994. Many states and local governmental agencies have followed this order and authorized task forces to establish recycling programs. New annual mill capacity for reclaimed corrugated cardboard, newspaper and office paper is projected by the paper industry to increase by 10.9 million tons between 1995 and 1997, an increase of approximately 35% in annual tons recycled in 1994. The Company's recycling business infrastructure developed over the past five years and the aggressive marketing of recycling services to customers has positioned the Company to capture the increased volumes generated by increased demand and to enjoy the benefit of robust commodity prices during the past year. Commodity prices in early fiscal 1996 have declined significantly from the historic high levels noted in the third quarter of fiscal 1995 but the demand for recycling services continues to rise. The Company's goal is to manage this business to ensure appropriate returns, despite the more cyclical nature of this business, through the continued emphasis on lowering costs, increasing volumes, maintaining/improving the quality of products and securing commodity floor price contracts where appropriate. The Company's contracts with its suppliers often provide for their participation in price increases on resale of recycled commodities.

     In the future, the Company plans to continue to focus on improved profitability fueled by operational efficiencies, improved pricing and business development opportunities, including acquisitions. Significant acquisition candidates exist in North American and international markets that are consistent with the Company's strategies. The Company's goal is to invest where it can achieve appropriate returns on its invested capital.

Results of Operations

Revenues

Revenues for fiscal 1995 were $5.8 billion, a 34% increase over fiscal 1994 revenues of $4.3 billion and a 66% increase over fiscal 1993 revenues of $3.5 billion. The following table reflects the contribution to total revenue of the Company's business segments for the last three years (in millions):

                                       Year Ended September 30,
                                   ------------------------------
                                    1995       1994       1993
                                   --------   --------   --------
North American Operations (1)
-----------------------------
Collection Services -
  Solid Waste                      $2,758     $2,360     $2,138

Transfer and Disposal -
  Solid Waste
  Unaffiliated customers              543        493        448
  Affiliated companies                483        392        339
                                   ------     ------     ------
                                    1,026        885        787

Recycling Services                    675        359        240
Medical Waste Services                189        161        146
Services Group and Other               83         83         79
Elimination of affiliated
  companies' revenues                (483)      (392)      (339)
                                   ------     ------     ------
Total North American Operations     4,248      3,456      3,051
                                   ------     ------     ------
International Operations
------------------------
  Germany                             710        344         --
  The Netherlands                     323        237        216
  United Kingdom                      176         55         48
  Other                               322        223        164
                                   ------     ------     ------
                                    1,531        859        428
                                   ------     ------     ------

Total Company                      $5,779     $4,315     $3,479
                                   ======     ======     ======
Percentage Increase from
  Prior Year                           34%        24%         6%
---------------

(1) Revenues from Canadian operations of $178 million, $162 million and $170 million for fiscal years 1995, 1994 and 1993, respectively, are included in North American revenues.

    For the second consecutive year, the Company exceeded 20% revenue growth with increases of 34% and 24% for fiscal years 1995 and 1994, respectively. Revenue growth in fiscal 1995 was principally attributable to the current year impact of the acquisition of Otto in February 1994, the Attwoods acquisition and improvement in recycling business results. Prior year revenue growth was primarily the result of an aggressive acquisition and market development program highlighted by the Otto acquisition.

     Recycling revenues increased $316 million in 1995, an 88% increase from fiscal 1994. Recycling volume increased during 1995 and weighted average paper prices for the year reached an all-time high.

     The transfer and disposal services' revenues from unaffiliated customers increased 10% in the current year principally due to higher weighted average per unit pricing and increased transfer volumes. Prices for municipal solid waste disposal have improved at a number of the Company's landfills, particularly in the midwestern and southern regions of the U.S. special waste volumes, which demand a higher price than municipal solid waste, represented a higher percentage of total volumes in fiscal 1995 than in the prior year, which also favorably affected weighted average per unit landfill pricing.

     Medical waste revenues increased 17% in fiscal 1995 over the prior year. This increase was primarily due to acquisitions, including the Attwoods acquisition which increased the Company's medical waste operations in Florida and, to a lesser extent, in other markets.

     International revenues increased $672 million in fiscal 1995, a 78% increase over fiscal 1994. Approximately 55% of the growth in international revenues occurred in Germany as a result of the current year impact from the acquisition of Otto in February 1994. International revenues have been impacted favorably in the United Kingdom by the Attwoods acquisition in the first half of fiscal 1995, pricing improvements in the Netherlands and other international acquisitions.

     The impact of pricing in fiscal 1995 was much improved over the negligible increases during the past two years. Although commodity prices for recyclable materials fell dramatically during the last four months of fiscal 1995, commodity prices were still the single largest contributor to the overall increase in price achieved by the Company in the current year. In addition, over 30% of the pricing improvement occurred in non-recycling businesses.

     Significant revenue growth due to volume was achieved in the collection, recycling and international business areas in fiscal 1995. The most significant volumes were gained through acquisitions and through recycling segment expansion where tons of recycled materials sold grew 37%. In the collection business, residential homes serviced grew 25%, and commercial and industrial services grew at over 10% from the prior year. Special waste landfill volumes from unaffiliated customers increased almost 12% in fiscal 1995 over the prior year which offset partially the approximate 7% decline in non-special waste landfill volumes from unaffiliated customers in the current year. Landfill volumes from unaffiliated customers have been affected over the past year by the diversion of volumes to recycling facilities. Every line of business enjoyed strong volume growth in fiscal 1994.

     The table below reflects revenue growth for fiscal 1995 from pricing, volume, acquisitions and foreign currency translation compared with the growth in fiscal years 1994 and 1993.

                                          Change in Revenues
                                 --------------------------------
                                  1995         1994         1993
                                 ------       ------       ------
Price                              5.9%         0.6%         0.3%
Volume                             5.8          7.3          3.9
Acquisitions                      19.9         16.6          3.6
Foreign currency translation       2.4         (0.5)        (1.5)
                                  ----         ----         ----
Total Percentage Increase         34.0%        24.0%         6.3%
                                  ====         ====         ====

Cost of Operations

     Cost of operations increased $1,024 million (33%) in fiscal 1995, $598 million (24%) in fiscal 1994 and $152 million (6%) in fiscal 1993 over prior years. The significant portion of this increase in cost of operations is directly attributable to the acquisitions of Otto in February 1994 and Attwoods in the first half of fiscal 1995. Disposal costs, the single largest component in cost of operations, which also includes landfill and transfer station operating costs, increased 35%, 23% and 4% over the prior years in fiscal 1995, 1994 and 1993. More than one-half of the increase in fiscal 1995 and 1994 disposal costs occurred in the international area. The fiscal 1995 increase was due principally to the Attwoods and Otto acquisitions. The fiscal 1994 increase was due principally to the Otto acquisition. The remainder of the increase in cost of operations is due to increased volumes (including acquisitions) in the collection, recycling and international businesses. Fiscal 1995 cost of operations was 71.8% of revenues, down from 72.4% in fiscal 1994 and 72.6% in fiscal 1993.

Selling, General and Administrative Expense (SG&A)

     SG&A expenses increased $196 million (30%) in fiscal 1995 and $88 million (16%) in fiscal 1994 over the prior year. The $196 million increase in SG&A from fiscal 1994 to fiscal 1995 was related to higher goodwill amortization and other costs associated with the Company's acquisition activities. A substantial portion of the increase in SG&A is related to the acquisition of Otto in February 1994 and Attwoods in the first half of fiscal 1995. The Company continuously strives to reduce costs in this area through the consolidation of administrative functions and other cost control measures resulting from the identification and application of best practices within its operations.

Reorganization Charge

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

Interest Expense and Income

     Interest expense and income for the last three fiscal years were as follows (in thousands):

                                    1995      1994      1993
                                  --------  --------  --------
  Gross interest expense          $170,958  $104,759  $ 89,563
  Interest capitalized             (11,429)  (11,600)  (18,669)
                                  --------  --------  --------
  Interest expense                $159,529  $ 93,159  $ 70,894
                                  ========  ========  ========
  Interest income                 $  7,422  $ 11,288  $ 14,633
                                  ========  ========  ========

     Fiscal 1995 interest expense was $159.5 million, an increase of $66.4 million when compared to fiscal 1994 interest expense of $93.2 million. The net increase in gross interest expense in fiscal 1995 was principally the result of the acquisition of Attwoods in the first half of fiscal year 1995 and the current year impact of the acquisition of Otto. The increase in gross interest expense from fiscal 1993 to fiscal 1994 was principally the result of the acquisition of Otto in February 1994.

     Interest capitalized fluctuates from year-to-year depending upon the number of construction projects and average capitalization rate. The decline in interest capitalized in fiscal 1994 compared with the prior year was due to the completion of construction of a number of significant market development projects late in fiscal 1993 and early in fiscal 1994.

     Fiscal year 1995 interest income declined principally as a result of adjustments in international operations related to interest income accrued in fiscal year 1994 on notes receivable amounts which the Company has since determined will not be collected. Fiscal year 1994 interest income declined $3 million from the prior year due to lower weighted average investment balances outstanding during the year, offset partially by interest income associated with the consolidation of Otto.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates increased $17 million from fiscal 1994 to fiscal 1995 and $21 million from fiscal 1993 to fiscal 1994 due principally to earnings improvement of American Ref-Fuel and certain international affiliates which includes the equity in earnings of unconsolidated affiliates of Otto. The Company acquired a 50% interest in Otto in February 1994 and consolidated the financial results of Otto, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries

     The increase over the prior year in minority interest in income of consolidated subsidiaries during fiscal years 1995 and 1994 of $14.6 million and $15.5 million, respectively, are the result of the Company's acquisition of a 50% interest in Otto in February 1994 and due to higher earnings reported by Otto in the current year.

Income Taxes

     The Company's effective income tax rates for fiscal years 1995, 1994 and 1993 were 40.0%, 40.0% and 39.6%, respectively. The increase in the income tax rate in fiscal 1994 over fiscal 1993 was the result of an increase in the U.S. income tax rate effective January 1, 1993.

Profitability Ratios

     These ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations and shows the return on total assets and ratio of earnings to fixed charges.

                                        Year Ended September 30,
                                       -------------------------
                                        1995     1994     1993
                                       ------   ------   ------
  Profitability margins:
    Gross profit margin                 28.2%    27.6%    27.4%
    Income from operations
      before reorganization charge      13.7%    12.6%    11.3%
    Income from operations              13.7%    12.6%    10.6%
    Income before income taxes,
      minority interest and
      extraordinary item                12.0%    11.6%     9.4%
    Net income before reorganization
      charge and extraordinary item      6.7%     6.6%     6.1%
    Net income                           6.7%     6.5%     5.7%

  Pre-tax, pre-interest return on
    average total assets, excluding
    reorganization charge               12.2%    11.4%     9.9%

  Ratio of earnings to fixed charges    4.04     4.25     3.31

Profitability ratios improved in fiscal year 1995 principally due to increased commodity prices and volumes in the Company's recycling business, the continued focus on cost reductions and, to a lesser extent, improved pricing and volumes in other business areas. The increase in gross profit margin was driven by the Company's North American operations. An increase in operating profit margins was achieved as a result of the higher gross profit margin in North American operations and due to SG&A expenses increasing at a slower pace than revenues throughout international operations. Profitability ratios improved in fiscal year 1994 due principally to increased earnings in the landfill and recycling businesses, higher operating margins associated with the Otto operations and the Company's ability to control the growth in SG&A.

     During fiscal 1995, total assets of the Company reached $7.5 billion, a $1.7 billion increase over fiscal 1994, primarily as a result of the acquisition of Attwoods and other businesses, foreign currency translation and capital expenditures. During fiscal 1994, total assets of the Company increased by approximately $1.5 billion, principally a result of acquiring 50% of Otto, foreign currency translation, the adoption of the new standard related to accounting for income taxes and capital expenditures. Despite the significant increase in total assets, pre-tax, pre-interest return on average total assets for fiscal 1995 and 1994 increased to 12.2% and to 11.4%, respectively, due to higher profitability. EBITDA (earnings before interest, taxes, depreciation and amortization and before considering minority interest in income of consolidated subsidiaries, reorganization charge and extraordinary items) was $1.40 billion, $1.03 billion and $777 million for fiscal years 1995, 1994 and 1993, respectively.

     During fiscal 1996, management's focus on operational efficiencies, improved pricing and business development opportunities, including acquisitions, is intended to favorably impact profitability.

     The effect of general inflation, as measured by the average consumer price index, did not have a material impact on the Company's overall financial position or results of operations.

Environmental Matters

     As of September 30, 1995 and 1994, the Company's balance sheet included accrued environmental costs of $703 million and $688 million associated with its obligations for closure and post-closure of its operating and closed landfills and for remediation and corrective actions at Superfund sites and other facilities which are discussed in the following paragraphs. See Notes
(1) and (6) of Notes to Consolidated Financial Statements for a discussion of the Company's environmental and landfill accounting policies and other financial information related to environmental and landfill accruals.

     The Company's landfills are subject to specific operating permit requirements and the applicable existing regulatory requirements of the national, state and local jurisdictions in which they are operated. On an ongoing basis, the Company, based on input from its engineers, estimates its future cost requirements for closure and post-closure management of its landfills based on its interpretations of these regulations and standards. Accruals for these costs are typically provided as the remaining permitted airspace of these facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accruals are revised. In its foreign operations, the Company has noted a trend toward increased landfill regulation, particularly in those countries within the European Economic Community. While increasing regulation often presents new business opportunities to the Company, it likewise often results in increased operating costs in those jurisdictions in which such regulatory changes occur and could potentially have a negative impact on results of operations.

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

     Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 95 waste disposal sites listed on the U.S. Environmental Protection Agency's National Priority List, which may be subject to remedial action under Superfund. The Company's association with these sites is typically attributable to the transportation of waste to the listed sites by its subsidiaries (or their predecessors). In many cases, these waste disposal activities were performed by companies prior to their acquisition by the Company. Certain of the Company's subsidiaries have negotiated settlements with other members of the PRP groups and the EPA with respect to 66 of these 95 Superfund sites. Partial settlements have been negotiated with regard to 12 of the remaining sites. These settlements had no material effect on the Company's liquidity, results of operations or financial position. Further, various subsidiaries have received information requests relating to 66 additional sites on the EPA's National Priority List. For 39 of these sites, the Company has determined it is not a PRP; the Company's PRP status at the remaining 27 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company may be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a company has been identified as a PRP due to the many complex issues that must be addressed in determining the magnitude of contamination present, the cause of the contamination and the recommended remedial action to be taken. In many cases, the expenditures related to actual remediation may also occur over a number of years.

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

     Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company, though resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. Due to the nature of the Company's business and the continuing emphasis of government in all jurisdictions and the public on environmental issues relating to the waste disposal industry, it can be reasonably expected that various subsidiaries of the Company will become involved in additional remediation actions and Superfund sites in the future. Management attempts to anticipate future changes in laws, regulations and operating permit requirements which may affect its operations; however, there is no assurance that such future changes will not significantly affect its operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and related ratios at the end of the last three years were as follows:

                                      As of September 30,
                                  ----------------------------
                                    1995      1994      1993
                                  -------   -------   --------

  Working capital (in thousands)  $ 7,967   $ 7,104   $ 1,042
  Working capital ratios            1.0:1     1.0:1     1.0:1


     The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling. This facility matures in December 1997. The Company had repaid the $550 million in U.S. dollars borrowed under this agreement by March 31, 1995.

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

     In March 1995, Otto entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest is payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1995, Otto had outstanding borrowings under this facility of 140 million deutsche mark (approximately U.S. $98.1 million).

     In July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consists of (1) a purchase contract under which (a) the holder will purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (b) the Company will pay the holder contract fees at the rate of 2.125% per annum on the security, and (2) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities are pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchase contract. The principal of the Treasury Notes underlying such securities, when paid at maturity, will automatically be applied to satisfy in full the holder's obligation to purchase the Company's common stock. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when the cash proceeds totalling over $400 million are received by the Company.

     In September 1995, the Company issued $400 million of 7.40% Debentures due September 15, 2035. Net proceeds received from the sale of these debentures were used to repay short-term indebtedness associated with various acquisitions, including the Attwoods acquisition.

     The Company's bank credit agreement provides total committed credit capacity of $1 billion. The available credit capacity under this facility, which matures in May 2000, is used principally to support the Company's commercial paper program, under which up to $1 billion in commercial paper may be issued. Borrowings under the commercial paper program may not exceed the available credit under the Company's existing bank credit agreements. There were approximately $34 million of commercial paper borrowings outstanding as of September 30, 1995.

     As of September 30, 1995, the Company's unused committed borrowing capacity under its Multicurrency Revolving Credit Agreement and its $1 billion bank credit agreement was in excess of $1.7 billion. Such capacity may be used to refinance amounts outstanding under short-term facilities, for financing requirements in connection with foreign exchange contracts or for other capital requirements. Of the $2.4 billion of the Company's long-term indebtedness outstanding (including the $745 million of Convertible Subordinated Debentures) at September 30, 1995, 91% was at fixed interest rates for a period of at least 12 months. Management's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations, although variable rate debt has been and will likely continue to be used to meet short-term and certain longer term financing needs. The Company's weighted average cost of indebtedness declined to approximately 7.6% for fiscal 1995 from 7.9% for fiscal year 1994.

     Long-term indebtedness (including $519 million of Otto Waste Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization increased from 38% at September 30, 1994 to 47% at September 30, 1995, principally as a result of the acquisition of Attwoods.

     The capital appropriations budget for fiscal year 1996 has been established at $1.3 billion, of which $656 million is intended to provide for normal replacement requirements and to provide new assets to support planned revenue growth within all consolidated businesses. The remaining $687 million is designated for corporate market development activities which principally include new or expanded solid waste transfer and disposal facilities, recycling processing centers, acquisitions of solid waste businesses and other investments in both North American and international operations.

     As of September 30, 1995, a number of balance sheet caption amounts have increased significantly since September 30, 1994, primarily trade receivables, property and equipment, goodwill, accounts payable, other accrued liabilities, accrued environmental and landfill costs, other deferred items and long-term debt. The most significant changes in balance sheet items during the period were principally due to (i) business combinations, particularly the Attwoods acquisition, (ii) capital expenditures, (iii) additional indebtedness associated with business acquisitions, capital spending, dividends and other corporate requirements and (iv) the net impact of foreign currency translation which increased the assets and liabilities of the Company when balance sheet amounts of foreign operations were measured in U.S. dollars.

     The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

Item 8. - Financial Statements and Supplemental Data

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Browning-Ferris Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Browning-Ferris Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Houston, Texas
November 22, 1995

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  For The Three Years Ended September 30, 1995

                  (In Thousands Except for Per Share Amounts)

-------------------------------------------------------------------------
                                           Year Ended September 30,
                                     ------------------------------------
                                         1995         1994         1993
-------------------------------------------------------------------------

Revenues                             $5,779,351   $4,314,541   $3,478,830
Cost of operations                    4,147,303    3,123,375    2,525,023
                                     ----------   ----------   ----------

Gross profit                          1,632,048    1,191,166      953,807
Selling, general and
  administrative expense                842,861      647,256      559,419
Reorganization charge                        --           --       27,000
                                     ----------   ----------   ----------

Income from operations                  789,187      543,910      367,388
Interest expense                        159,529       93,159       70,894
Interest income                          (7,422)     (11,288)     (14,633)
Equity in earnings of
  unconsolidated affiliates             (53,996)     (37,084)     (16,060)
                                     ----------   ----------   ----------

Income before income taxes,
  minority interest and
  extraordinary item                    691,076      499,123      327,187
Income taxes                            276,430      199,649      129,726
Minority interest in income
  of consolidated subsidiaries           30,085       15,501           21
                                     ----------   ----------   ----------
Income before extraordinary
  item                                  384,561      283,973      197,440

Extraordinary item - loss on
  early retirement of debt,
  net of income tax benefit
  of $2,833                                  --        5,263           --
                                     ----------   ----------   ----------
Net income                           $  384,561   $  278,710   $  197,440
                                     ==========   ==========   ==========
Number of common and common
  equivalent shares used in
  computing earnings per share          199,077      187,621      171,496
                                     ==========   ==========   ==========





(Continued on Following Page)

                 BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  For The Three Years Ended September 30, 1995

                   (In Thousands Except for Per Share Amounts)

-------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ---------------------------------
                                         1995         1994         1993
-------------------------------------------------------------------------
Earnings per common and common
  equivalent share:

  Income before extraordinary item      $  1.93      $  1.52      $  1.15
  Extraordinary item                         --         (.03)          --
                                        -------      -------      -------
  Net income                            $  1.93      $  1.49      $  1.15
                                        =======      =======      =======
Cash dividends per common share         $   .68      $   .68      $   .68
                                        =======      =======      =======




   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                 (In Thousands)

-----------------------------------------------------------------------
                                                     September 30,
                                             --------------------------
                                                  1995           1994
-----------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   92,808      $   79,131
  Short-term investments                        104,761          61,993
  Receivables -
    Trade, net of allowances of $39,777
      and $33,284 for doubtful accounts         926,791         752,686
    Other                                        57,015          60,934
  Inventories                                    50,090          32,811
  Deferred income taxes                         116,871         114,925
  Prepayments and other                          73,959          83,613
                                             ----------      ----------
    Total current assets                      1,422,295       1,186,093
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,395,795 and $2,046,604                3,722,292       3,049,767
                                             ----------      ----------


OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $116,369 and $62,527                      1,768,391         954,378
  Other intangible assets, net of
    accumulated amortization of $142,780
    and $156,080                                116,303         113,059
  Deferred income taxes                          78,689          97,998
  Investments in unconsolidated affiliates      272,205         292,579
  Other                                          80,197         103,081
                                             ----------      ----------

    Total other assets                        2,315,785       1,561,095
                                             ----------      ----------

    Total assets                             $7,460,372      $5,796,955
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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                     (In Thousands Except for Share Amounts)

-----------------------------------------------------------------------
                                                     September 30,
                                             --------------------------
                                                  1995           1994
-----------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   62,463      $   49,841
  Accounts payable                              515,304         400,177
  Accrued liabilities -
    Salaries and wages                          122,656         101,530
    Taxes, other than income                     41,960          44,129
    Other                                       434,855         373,978
  Income taxes                                   53,045          53,642
  Deferred revenues                             184,045         155,692
                                             ----------      ----------
    Total current liabilities                 1,414,328       1,178,989
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and landfill
    costs                                       568,644         529,501
  Deferred income taxes                         104,645          78,678
  Other                                         220,257         159,478
                                             ----------      ----------
    Total deferred items                        893,546         767,657
                                             ----------      ----------
LONG-TERM DEBT, net of current portion        1,665,804         713,680
                                             ----------      ----------
CONVERTIBLE SUBORDINATED DEBENTURES             744,944         744,949
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,440,672 and
    197,084,755 shares issued                    35,581          32,854
  Additional paid-in capital                  1,806,482       1,351,919
  Retained earnings                           1,323,169       1,009,132
  Treasury stock, 1,001,407 and 743,497
    shares, at cost                             (10,494)         (2,225)
  Stock and Employee Benefit Trust,
    13,596,325 shares                          (412,988)             --
                                             ----------      ----------
    Total common stockholders' equity         2,741,750       2,391,680

                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,460,372      $5,796,955
                                             ==========      ==========




   The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                 For The Three Years Ended September 30, 1995
                               (In Thousands)

--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1995          1994        1993
--------------------------------------------------------------------------
Shares of common stock:
  Beginning of year                       197,085      174,232      169,317
  Stock option exercises                      423          867        1,058
  Common stock issuances related to -
    Public offering                            --       15,525           --
    Dividend Reinvestment Plan                 38           96          115
    BFI Employee Stock Ownership and
      Savings Plan                            318          597          433
    Acquisitions                              555        5,708        2,294
    Additional investment in Spanish
      operations                               --           --        1,000
    Stock and Employee Benefit Trust       15,000           --           --
  Other                                        22           60           15
                                       ----------   ----------   ----------
  End of year                             213,441      197,085      174,232
                                       ==========   ==========   ==========


Common stock:

  Beginning of year                    $   32,854   $   29,044   $   28,225
  Stock option exercises                       71          145          176
  Common stock issuances related to -
    Public offering                            --        2,588           --
    Dividend Reinvestment Plan                  6           16           19
    BFI Employee Stock Ownership and
      Savings Plan                             53          100           72
    Acquisitions                               93          951          382
    Additional investment in Spanish
      operations                               --           --          167
    Stock and Employee Benefit Trust        2,501           --           --
  Other                                         3           10            3
                                       ----------   ----------   ----------
  End of year                              35,581       32,854       29,044
                                       ----------   ----------   ----------




(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1995
                                 (In Thousands)

--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1995          1994        1993
--------------------------------------------------------------------------
Additional paid-in capital:
  Beginning of year                    1,351,919      743,265      656,690
  Stock option exercises and related
    income tax benefit                      (933)      17,528       17,584
  Common stock issuances related to -
    Public offering, net of issuance
      costs                                   --      431,307           --
    Dividend Reinvestment Plan             1,137        2,587        2,941
    BFI Employee Stock Ownership and
      Savings Plan                         9,459       16,628       11,041
    Acquisitions                           8,245      139,788       28,130
    Additional investment in Spanish
      operations                              --           --       25,333
    Stock and Employee Benefit Trust     456,874           --           --
  Adjustment of Stock and Employee
    Benefit Trust to market                2,534           --           --
  Dividends on shares held by Stock
    and Employee Benefit Trust             5,075           --           --
  Issuance costs and present value
    of contract fees payable to
    holders of Automatic Common
    Exchange Securities                  (27,027)          --           --
  Other                                     (801)         816        1,546
                                       ---------    ---------     --------
  End of year                          1,806,482    1,351,919      743,265
                                       ---------    ---------     --------

Retained earnings:
  Beginning of year                    1,009,132      761,325      776,517
  Net income                             384,561      278,710      197,440
  Cash dividends                        (142,089)    (126,818)    (116,358)
  Foreign currency translation
    adjustment                            71,565       95,915      (96,274)
                                       ---------    ---------     --------
  End of year                          1,323,169    1,009,132      761,325
                                       ---------    ---------     --------




(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1995
                                 (In Thousands)


--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1995          1994        1993
--------------------------------------------------------------------------
Treasury stock:
  Beginning of year                       (2,225)      (1,031)      (1,026)
  Stock option exercises                  27,013       (1,192)          (8)
  Common stock issuances related to -
    Dividend Reinvestment Plan             1,106           --           --
    BFI Employee Stock Ownership and
      Savings Plan                         9,228           --           --
    Acquisitions                           3,223           --           --
  Reimbursement from Stock and
    Employee Benefit Trust               (48,921)          --           --
  Other                                       82           (2)           3
                                      ----------   ----------   ----------
  End of year                            (10,494)      (2,225)      (1,031)
                                      ----------   ----------   ----------


Stock and Employee Benefit Trust:
  Beginning of year                           --           --           --
  Establishment of trust                (459,375)          --           --
  Reimbursement of treasury stock         48,921           --           --
  Adjustment to market                    (2,534)          --           --
                                      ----------   ----------   ----------
  End of year                           (412,988)          --           --
                                      ----------   ----------   ----------
Total common stockholders' equity     $2,741,750   $2,391,680   $1,532,603
                                      ==========   ==========   ==========




   The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                For The Three Years Ended September 30, 1995
                             (In Thousands)

-----------------------------------------------------------------------------
                                                Year Ended September 30,
                                            ---------------------------------
                                                1995       1994       1993
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  384,561   $278,710   $197,440
                                              ----------   --------   --------
  Adjustments to reconcile net income
   to cash provided by operating activities:

    Depreciation and amortization -
     Property and equipment                      476,384    391,639    319,619
     Goodwill                                     43,519     19,277      9,003
     Other intangible assets                      31,967     33,276     37,859
    Reorganization charge                             --         --     27,000
    Deferred income tax expense                   23,450     23,458        732
    Amortization of deferred investment
     tax credit                                     (706)      (706)    (1,023)
    Provision for losses on accounts
     receivable                                   26,620     31,346     18,657
    Gains on sales of fixed assets                (4,724)    (5,167)      (667)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received       (28,535)   (19,442)   (16,060)
    Minority interest in income of
     consolidated subsidiaries, net of
     dividends paid                               26,344     15,501         21
    Increase (decrease) in cash from
     changes in assets and liabilities
     excluding effects of acquisitions:
      Trade receivables                          (70,069)  (112,586)   (46,605)
      Inventories                                 (5,466)     2,606        508
      Other assets                                52,625    (14,563)    13,316
      Other liabilities                           74,519     50,579     54,165
                                              ----------   --------   --------
    Total adjustments                            645,928    415,218    416,525
                                              ----------   --------   --------
  Net cash provided by operating activities    1,030,489    693,928    613,965
                                              ----------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (929,596)  (694,475)  (606,240)
  Payments for businesses acquired              (769,369)  (398,734)   (83,786)
  Investments in unconsolidated affiliates       (29,530)   (54,342)   (52,035)
  Proceeds from disposition of assets            159,217     74,797     24,554
  Purchases of short-term investments            (42,179)        --    (30,003)
  Sales of short-term investments                201,924    147,424    173,922
  Return of investment in unconsolidated
   affiliates                                     38,637     30,431     49,497
                                              ----------   --------   --------
  Net cash used in investing activities       (1,370,896)  (894,899)  (524,091)
                                              ----------   --------   --------



(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                For The Three Years Ended September 30, 1995
                             (In Thousands)

-----------------------------------------------------------------------------
                                                Year Ended September 30,

                                           ----------------------------------
                                                1995       1994       1993
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock              15,363    450,876     45,337
  Proceeds from issuances of
    indebtedness                             1,062,652    175,111     51,468
  Repayments of indebtedness                  (591,884)  (246,761)   (76,455)
  Dividends paid                              (134,139)  (122,944)  (115,519)
                                            ----------   --------   --------
  Net cash provided by (used in)
   financing activities                        351,992    256,282    (95,169)
                                            ----------   --------   --------

EFFECT OF EXCHANGE RATE CHANGES                  2,092        949     (6,516)
                                            ----------   --------   --------
NET INCREASE (DECREASE) IN CASH                 13,677     56,260    (11,811)
CASH AT BEGINNING OF YEAR                       79,131     22,871     34,682
                                            ----------   --------   --------
CASH AT END OF YEAR                         $   92,808   $ 79,131   $ 22,871
                                            ==========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts      $  153,576   $ 97,996   $ 72,960
  Income taxes                              $  205,544   $174,005   $138,498




   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies -

Principles of consolidation.

     The consolidated financial statements include the accounts of Browning-Ferris Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Entities over which the Company exercises control are consolidated. Other investments are accounted for under the equity method or the cost method, as appropriate. Foreign currencies have been translated into United States dollars at appropriate exchange rates.

Short-term investments.

     Short-term investments are carried at cost, which approximates the aggregate market value. At September 30, 1995 and 1994, short-term investments included approximately $104.8 million and $61.7 million, respectively, invested in time deposits.

Inventories.

     Inventories consisting principally of equipment parts, materials and supplies are valued under a method which approximates the lower of cost (first-in, first-out) or market.

Property and equipment.

     Property and equipment are recorded at cost. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction and the direct costs of Company personnel dedicated for these purposes. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized during fiscal years 1995, 1994 and 1993 was $11,429,000, $11,600,000 and $18,669,000, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

     Landfill permitting and acquisition costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed. For many of the Company's landfills, preparation costs, which include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems, are

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES also typically amortized as total permitted airspace of the landfill is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. For other landfills, the landfill preparation costs are generally less significant and are amortized as the airspace for the particular benefitted phase is consumed. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel, and consider the information provided by aerial surveys which are generally performed annually. Depreciation of property and equipment, other than landfills, is provided on the straight-line method based upon the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 40 years and vehicles and equipment, 3 to 12 years.

     Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1995, 1994 and 1993, maintenance and repairs charged to cost of operations were $325,658,000, $247,143,000 and $210,673,000, respectively. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible assets.

     The cost over fair value of net tangible assets of acquired businesses ("goodwill") is amortized on the straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are customer lists and covenants not to compete, are amortized on the straight-line method over their estimated lives, typically no more than seven years.

Deferred income taxes.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Such amounts are recorded using presently enacted tax rates and regulations. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As permitted under SFAS No. 109, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 had no material effect on the Company's results of operations; however, it did affect the classification of deferred tax assets and liabilities resulting in an increase in working capital of $90.3 million and increases in both total assets and liabilities of $128.4 million as of October 1, 1993. In prior years, deferred income taxes were determined under Accounting Principles Board ("APB") Opinion No. 11, which required use of the deferral method. Under that method,

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES deferred income taxes resulted from differences in the timing of the recognition of certain revenue and expense items for income tax and financial reporting purposes. Such amounts were recorded using the tax rate in effect when the timing difference originated.

Deferred revenues.

     Amounts billed to customers prior to providing the related services are deferred and later reported as revenues in the period in which the services are rendered.

Deferred items.

     Accrued environmental and landfill costs -

     Accrued environmental and landfill costs includes the non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills, corrective actions and remediation at certain of these landfill facilities and corrective actions at Superfund sites. The Company, based on input from its engineers, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills in the United States based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the proposed air emissions standards. Future cost requirements for closure and post-closure monitoring and maintenance of foreign operating landfills are determined based on the country or local landfill regulations governing the facility. The Company typically provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

     An overall program of management of closed solid waste landfills, principally in North America, previously owned or operated by the Company has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at closed facilities which require

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES varying levels of inspection, maintenance, environmental monitoring and from time to time corrective action. Additionally, the Company routinely reviews and evaluates each landfill site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Expense accruals related to the estimated costs of post-closure care of previously owned or operated solid waste landfills are also reviewed on a periodic basis and revised as necessary.

     Accruals for closure, post-closure and certain other liabilities related to hazardous waste disposal were provided in fiscal 1990 when the Company discontinued its hazardous waste operations. The Company reviews the adequacy of these accruals on a periodic basis to determine whether any revisions in the accruals provided at that time are required.

     Other deferred items -

     Deferred items as of September 30, 1995 and 1994 were as follows (in thousands):


                                                           1995           1994
                                                         --------       --------
  Self-insurance accruals                                $ 82,508       $ 69,453
  Minority interest in consolidated
    subsidiaries                                           44,583          8,877
  Accrued pension costs                                    34,798         42,176
  Unamortized investment tax credits                       21,099         21,807
  Other                                                    37,269         17,165
                                                         --------       --------
                                                         $220,257       $159,478
                                                         ========       ========

     The Company amortizes investment tax credits under the deferral method over the estimated useful lives of the related assets as they are placed in service. No investment tax credits have been generated since fiscal year 1992. In addition to the above deferred items, included in other accrued liabilities at September 30, 1995 and 1994 was the current portion of self-insurance accruals of $83,971,000 and $64,998,000, respectively, and accrued pension costs of $20,388,000 and $1,547,000, respectively.

Foreign exchange contracts.

     The Company enters into foreign exchange contracts as a hedge

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES against certain of its net investments in foreign subsidiaries and purchase commitments from time to time. Realized and unrealized gains and losses on these contracts and the amortization of any premiums or discounts are deferred and included with translation adjustments in the separate component of common stockholders' equity or reflected as a deferred asset or liability associated with the anticipated purchase commitment. When deemed appropriate, the Company enters into foreign exchange contracts as a hedge against certain advances to foreign subsidiaries, which are to be repaid in the foreseeable future. Realized and unrealized gains and losses associated with these contracts are reflected in income for each period such contracts are outstanding. There were no significant foreign exchange contracts outstanding at September 30, 1995 or 1994.

Cash flow information.

     The Consolidated Statement of Cash Flows provides information about changes in cash and excludes the effects of non-cash transactions, principally related to business combinations discussed in Note (3).

Reclassifications.

     Certain reclassifications have been made in prior years' financial statements to conform to the fiscal year 1995 presentation.

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

(3)  Business combinations -

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which was a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also had mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depository Shares) and 80.8% of the convertible preference shares

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares that it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company reduced the purchase price of this acquisition by the 80.5 million in deutsche mark (U.S. $56.8 million) received and will further adjust the purchase price to the extent that all or a portion of 2.7 million in deutsche mark (U.S. $1.9 million) in future contingent payments is ultimately received. The Attwoods acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the current fiscal year, the Company paid approximately $258.6 million (including liabilities assumed and additional amounts payable to former owners of $76.5 million and 262,948 shares of the Company's common stock valued at $8.1 million) to acquire 102 solid waste businesses. These businesses were accounted for as purchases and included the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination that met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

     In February 1994, the Company acquired 50% of the share capital of Otto Waste Services, which has been accounted for as a purchase. Otto Waste Services is an integrated waste services company operating throughout Germany that is principally engaged in providing collection and recycling services under municipal contracts. The Company paid approximately $400 million, consisting of 3,928,075 shares of the Company's common stock valued at $117.4 million and the remainder in deutsche mark, for its interest in Otto Waste Services. In addition to the Otto Waste Services transaction, during the prior fiscal year, the Company paid approximately $179.5 million (including liabilities assumed and additional amounts payable to former owners of $31.4 million and 752,049 shares of the Company's common stock valued at $21.4 million) to acquire 111 solid waste businesses, which were accounted for as purchases. The Company also exchanged 1,027,721 shares of its common stock and assumed liabilities and equity of $7.0 million in connection with four business combinations which met the criteria to be accounted for as poolings-of-interest. As the aggregate effect of these four business combinations was not

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1995 and 1994 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Attwoods and many of the Company's other acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information below is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal years 1995 and 1994 had been acquired on October 1, 1993, are as follows (in thousands, except per share amounts):


                                                      Year Ended
                                                     September 30,
                                              ---------------------------
                                                  1995            1994
                                              (Unaudited)     (Unaudited)
                                              -----------     -----------
  Pro forma revenues                          $5,978,994      $5,294,677
  Pro forma income before
   extraordinary item                         $  387,416      $  223,028 (1)
  Pro forma net income                        $  387,416      $  217,765 (1)
  Pro forma income per common and
   common equivalent share -
     Income before extraordinary
      item                                    $     1.94      $     1.16 (1)
     Net income                               $     1.94      $     1.13 (1)

----------------
     (1) Subsequent to July 31, 1994, certain assets of Attwoods were written down to estimated net recoverable value and certain additional liabilities were recorded, including additional landfill environmental liabilities and accruals for loss contracts. These adjustments, net of applicable taxes, reduced Attwoods' stockholders' equity by approximately $50 million, thereby increasing the goodwill recorded by the Company at the date of acquisition. The pro forma results of operations for fiscal 1994 reflects these adjustments.

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1993, nor should they be viewed as indicative of future results of operations.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(4)  Property and equipment -

     Property and equipment at September 30, 1995 and 1994 was as follows (in thousands):


                                                        1995             1994
                                                     ----------       ----------
   Land and improvements                             $  303,848       $  232,732
   Buildings                                            538,040          425,775
   Landfills                                          1,737,975        1,472,565
   Vehicles and equipment                             3,387,795        2,847,902
   Construction-in-progress                             150,429          117,397
                                                     ----------       ----------
     Total property and equipment                     6,118,087        5,096,371
   Less accumulated depreciation
     and amortization                                 2,395,795        2,046,604
                                                     ----------       ----------
     Property and equipment, net                     $3,722,292       $3,049,767
                                                     ==========       ==========

     Included in the landfill category of property and equipment, net are $118,597,000 and $173,353,000 as of September 30, 1995 and 1994, respectively, related to solid waste landfill market development projects, including landfill permitting costs, for which amortization has not yet commenced. The Company reviews the realization of these projects on a periodic basis.

(5)  Investments in unconsolidated affiliates -

     The Company uses the equity method of accounting for investments in unconsolidated affiliates over which it exercises control of 20% - 50%. The summarized combined balance sheet and income statement information presented in the table below (and the Company's related investments and earnings) includes amounts primarily related to the following significant equity investees:
American Ref-Fuel Company of Hempstead, Inc. (New York) (50%), American Ref-Fuel Company of Essex County, Inc. (New Jersey) (50%), American Ref-Fuel Company of Southeastern Connecticut, Inc. (50%), American Ref-Fuel Company of Niagara, L.P. (New York) (50%), Servizi Industriali Group (Italy) (50% - for the period through December 1994, at which time the Company acquired the remaining 50% ownership interest), Swire BFI Waste Services, Ltd. (Hong Kong) (50%), Pfitzenmeier & Rau (Germany) (50% - since February 3, 1994) and Congress Development Company (Chicago, Illinois) (50%) (in thousands).

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                        1995           1994
                                     ----------     ----------
Combined Balance Sheet Information
  as of Fiscal Yearend:
    Assets -
      Current assets                 $  241,787     $  211,382
      Noncurrent assets               1,118,959      1,122,711
                                     ----------     ----------
                                      1,360,746     $1,334,093
                                     ==========     ==========

    Liabilities and Net Worth -
      Current liabilities            $  142,967     $  155,048
      Noncurrent liabilities            913,213        804,544
      Net worth                         304,566        374,501
                                     ----------     ----------
                                     $1,360,746     $1,334,093
                                     ==========     ==========

Company's Investments in and
  Advances to Equity Investees
  (including subordinated note
  and other receivables of
  $81,822 and $61,837,
  respectively)                      $  239,372     $  268,404
                                     ==========     ==========

                                        1995           1994           1993
                                     ----------     ----------     ----------
Combined Income Statement
  Information for the Fiscal
  Year Ended:
    Revenues                         $  500,989     $  398,753     $  330,899
    Gross profit                     $  211,555     $  162,870     $  133,624
    Net income                       $   94,463     $   74,804     $   25,538

Company's Equity in Earnings
  of Equity Investees (1)            $   53,996     $   37,084     $   16,060

----------------
     (1) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related equity investees have resulted principally from accounting differences in the recognition of income and the elimination of intercompany transactions.

     During fiscal years 1995 and 1994, the Company received $25.5 million and $17.6 million, respectively, in dividends from unconsolidated affiliates. No significant dividends were received in fiscal year 1993.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(6)  Accrued environmental and landfill costs -

     Accrued environmental and landfill costs at September 30, 1995 and 1994 were as follows (in thousands):


                                                            1995          1994
                                                          --------      --------
Accrued costs associated with open
  landfills (including landfills
  under expansion)                                        $343,746      $328,920

Accrued costs associated with closed
  landfills and corrective action
  costs (including Superfund sites)                        232,169       197,754

Accrued costs of closure, post-closure
  and certain other liabilities associated
  with discontinued operations                             126,931       161,531
                                                          --------      --------
       Total                                               702,846       688,205

Less current portion (included
  in other accrued liabilities)                            134,202       158,704
                                                          --------      --------
       Accrued environmental and
         landfill costs                                   $568,644      $529,501
                                                          ========      ========

     For a discussion of the Company's significant accounting policies related to these environmental and landfill costs, see Note (1) - "Summary of significant accounting policies" - "Deferred items" - "Accrued environmental and landfill costs".

Open landfills.

     The Company operates 100 solid waste landfills in the United States, 18 of which are operated under contracts with municipalities or others. The Company also operates 66 landfills outside of the United States. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of fiscal 1995, approximately $300-$325 million of additional accruals are to be provided over the remaining lives of these facilities, including the facilities acquired in connection with the Attwoods acquisition. Estimated additional environmental costs ranging from $475-$500 million, principally related to capping and certain methane gas control and recovery activities expected to occur during the operating lives of these sites, are also to be expensed over the remaining lives of these landfill facilities.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Closed landfills and corrective action costs (including Superfund sites).

     These costs relate to closure and post-closure activities or corrective actions at closed solid waste landfills owned or previously operated by the Company as well as a number of Superfund sites where subsidiaries of the Company are participating in potentially responsible party groups or are otherwise involved.

Discontinued operations.

     These costs relate to closure and post-closure activities or corrective actions at hazardous waste landfills owned or previously operated by the Company as well as a number of Superfund sites where subsidiaries of the Company previously disposed of hazardous waste and are participating in potentially responsible party groups or are otherwise involved. The Company discontinued its hazardous waste operations in April 1990.

(7)  Long-term debt -

     Long-term debt at September 30, 1995 and 1994 was as follows (in thousands):

                                                        1995             1994
                                                     ----------       ----------
Senior indebtedness:
  7.40% Debentures, net of
    unamortized discount of $2,136                   $  397,864       $       --
  7 7/8% Senior Notes, net of
    unamortized discount of $875                        299,125               --
  9 1/4% Debentures                                     100,000          100,000
  Solid waste revenue bond
    obligations                                         114,079          114,031
  Other notes payable, primarily
    5.0%-14.0%                                          585,211          366,145
                                                     ----------       ----------
                                                      1,496,279          580,176

Commercial paper and short-term
  facilities to be refinanced                           231,988          183,345
                                                     ----------       ----------
Total long-term debt                                  1,728,267          763,521
Less current portion                                     62,463           49,841
                                                     ----------       ----------
Long-term debt, net of current
  portion                                            $1,665,804       $  713,680
                                                     ==========       ==========

     The long-term portion of the debt outstanding at September 30, 1995, matures as follows: 1997, $160,268,000; 1998, $218,257,000; 1999, $39,307,000;
2000, $259,244,000 and in subsequent years, $988,728,000.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

7.40%  Debentures.

       In September 1995, the Company issued $400 million of 7.40% Debentures due September 15, 2035. These debentures are not subject to any sinking fund and may be redeemed as a whole or in part, at the option of the Company at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture. Net proceeds received from the sale of these debentures were used to repay short-term indebtedness associated with various acquisitions, including the Attwoods acquisition.

7 7/8% Senior Notes.

       In March 1995, the Company issued $300 million of 7 7/8% Senior Notes which mature on March 15, 2005. Net proceeds received by the Company from the sale were used to repay indebtedness associated with the acquisition of Attwoods and other working capital requirements.

9 1/4% Debentures.

       In May 1991, the Company issued $100 million of 9 1/4% Debentures which mature on May 1, 2021. The debentures may not be redeemed prior to maturity and are not subject to any sinking fund.

8 1/2% Sinking Fund Debentures.

       In April 1994, the Company called for redemption its $100 million 8 1/2% Sinking Fund Debentures due 2017 which were originally issued in January 1987. As a result, the Company recorded an after-tax loss of $5,263,000, which has been reflected in the Company's consolidated statement of income for fiscal year 1994 as an extraordinary item.

Bank credit agreements.

     During May 1995, the Company modified the terms of its existing bank credit agreement extending the maturity of the facility to May 2000. The agreement continues to provide total committed credit capacity of $1 billion. This $1 billion credit agreement can be utilized to borrow U.S. domestic dollars or Eurodollars on a committed basis. At the option of the Company and the participating banks, U.S. dollar and Eurodollar loans bear a rate of interest based on the London Interbank Offered Rate ("LIBOR"), the prime rate, the federal funds rate or a certificate of deposit rate, plus a margin. The $1 billion Revolving Credit Agreement with Texas Commerce Bank National Association as administrative agent and Credit Suisse First Boston Limited as co-agent for a group of U.S. and international banks, requires a facility fee of .1% per annum on the total commitment, whether used or unused. This $1 billion credit agreement is used primarily to support the Company's commercial paper program. The agreement contains a net worth requirement of $1.5 billion, which increases

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES annually after September 30, 1995 by 20% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At September 30, 1995 and 1994, the Company had no outstanding borrowings under this bank credit agreement.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility equivalent to 500 million pounds sterling. The facility, which matures December 31, 1997, can be utilized to borrow U.S. dollars, pounds sterling or deutsche mark as determined by the Company. At the option of the Company, the loans bear a rate of interest, generally for periods of six months or less, based on the prime rate or the London Interbank Offered Rate ("LIBOR"), a certificate of deposit rate or the federal funds rate, plus a margin. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee based upon the credit rating of the Company. This agreement contains a net worth requirement of $1.5 billion which increases annually after September 30, 1995 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translations on net worth. Prior to March 31, 1995, the Company had repaid the $550 million in U.S. dollars borrowed during December 1994. Interest was payable on this indebtedness at an average interest rate of approximately 6.5%. At September 30, 1995, the Company had no outstanding borrowings under this agreement.

     In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest is payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. This agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1995, Otto Waste Services had outstanding borrowings under this facility of 140 million deutsche mark (approximately U.S. $98.1 million).

     As of September 30, 1995, distributions from retained earnings could not exceed $1.21 billion under the most restrictive of the Company's net worth maintenance requirements.

Solid waste revenue bond obligations.

     Certain subsidiaries of the Company have entered into agreements under which they receive proceeds from the sale by government authorities of solid waste revenue bonds. These subsidiaries are obligated to make payments sufficient to pay the interest and retire the bonds. The weighted average interest rate of these issues is approximately 6.4%. These issues mature at various dates through the year 2027. The solid waste revenue bond obligations of the subsidiaries are guaranteed by the Company.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Other notes payable.

     During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. Interest is payable semi-annually on the senior notes at rates ranging from 7.5 - 8.0%. The senior notes mature between December 1997 and March 1998.

     Additionally, notes payable includes mortgages payable and other secured debt, unsecured debt and capitalized lease obligations of the Company. Approximately $321 million of this indebtedness relates to a large number of separate company debt instruments of Otto Waste Services and its consolidated subsidiaries. A substantial portion of the Otto Waste Services debt is secured by assets of the related companies and is payable in deutsche mark.

Commercial paper and short-term facilities to be refinanced.

     In January 1990, the Company established a commercial paper program, authorizing the issuance of up to $1 billion in commercial paper through Goldman, Sachs Money Markets, Inc. and Shearson Lehman (a division of Shearson Lehman Brothers, Inc.). The Company may use proceeds from borrowings under this program to refinance existing indebtedness and for general corporate purposes, including interim financing of business acquisitions and funding working capital requirements. Borrowings under the commercial paper program may not exceed the available credit under the Company's $1 billion bank credit agreements. At September 30, 1995 and 1994, the Company had commercial paper and other short-term borrowings of $231,988,000 and $183,345,000, respectively, classified as long-term debt. It is the Company's intention to refinance the commercial paper and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of the commercial paper and other outstanding borrowings to be refinanced as of September 30, 1995 and 1994 is as follows (amounts in thousands):


                              1995                  1994
                       --------------------  --------------------
                         Amount    Interest    Amount    Interest
                         to be     Rate at     to be     Rate at
                       Refinanced  Yearend   Refinanced  Yearend
                       ----------  --------  ----------  --------
  United States -
    Commercial paper    $ 34,317       6%     $ 43,482       5%
  Germany                197,671    5-10%      139,863    8-12%
                        --------              --------
                        $231,988              $183,345
                        ========              ========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

     In July 1990, the Company issued $400 million of 6 3/4% Convertible Subordinated Debentures due 2005. The debentures are convertible by a holder into shares of the Company's common stock at a conversion price of $52.50 per share. On July 18, 1993, the debentures became redeemable at the option of the Company, in whole or in part, at an initial redemption price of 103% of the principal amount, which decreases in equal increments annually through July 18, 1996 and remains at 100% thereafter.

(9)  Commitments and contingencies -

Legal proceedings.

     Since early November 1990, several lawsuits were filed against the Company in the United States District Court for the Southern District of Texas. These suits, seeking unquantified damages and attorneys' and other fees, were class actions on behalf of those persons who purchased the Company's common stock during specified periods beginning August 9, 1990 through September 3, 1991. The suits generally alleged that the Company violated the Securities Exchange Act of 1934 by allegedly preparing, issuing and disseminating materially false and misleading information to plaintiffs and the investing public. Two classes (August 9, 1990 to November 5, 1990 and November 6, 1990 to September 3, 1991) were certified by the trial court. In March 1995, the United States District Court for the Southern District of Texas entered a final judgment in favor of the Company and all other defendants. The plaintiffs' appeal of the final judgment was dismissed on October 24, 1995, for failure of the plaintiffs to file their brief.

     The Company and certain subsidiaries are involved in various other administrative matters or litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES consolidated financial position of the Company.

Environmental proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept decomposable household waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste. Since January 1991, the Company has sought and received the ability to dispose of certain additional non- municipal solid waste streams at the facility. The Company's ability to continue to accept decomposable household waste in a portion of the landfill is dependent on the satisfaction of certain technical requirements mandated by California authorities. The ultimate realization of the Company's total investment of approximately $100 million is dependent upon continued disposal of current and future acceptable waste streams while continuing to pursue all possible alternative uses of the property to maximize its value.

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

Insurance matters.

     Under its insurance policies, the Company generally has self-insured retention limits ranging from $1,000,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. In November 1992, a wholly-owned insurance subsidiary of the Company received a Certificate of Authority from the Colorado Division of Insurance to operate as a captive insurance company. It currently writes insurance to meet financial assurance obligations related to closure and post-closure of certain landfills of the Company. At September 30, 1995, no claims had been made relative to this insurance operation, and no claim reserves had been posted.

     In order to meet existing governmental requirements, the Company has been able to secure an environmental impairment liability insurance policy in amounts which the Company believes are in compliance with the amounts required by federal and state law. Under this policy, the Company must reimburse the carrier for

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES losses incurred by the Company.

Waste-to-energy projects.

     Subsidiaries of the Company and Air Products and Chemicals, Inc. ("Air Products") each have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. The four facilities currently in commercial operation are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut and Niagara Falls, New York. Financing arrangements for these projects include agreements with the Company and Air Products to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform. In all cases except Niagara Falls, the Company and Air Products generally will not be required to fund cash deficiencies associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, the Company may limit its financial obligations by partnership as follows:

Hempstead, New York - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1995, $222 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $12 million.

Essex County in New Jersey - Funding of 50% of cash deficiencies including debt service until facility has passed its acceptance tests. At September 30, 1995, total outstanding debt included unamortized project debt of $173 million and $10 million of additional partnership debt (of which $5 million is guaranteed by the Company). Upon acceptance of the facility, the Company will be obligated to fund one-half of cash deficiencies up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

Preston, Connecticut - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1995, total outstanding debt included $93 million of unamortized project debt and $44 million of additional partnership debt (of which $22 million is guaranteed by the Company). Average annual debt service on 50% of the debt over the next five years is $5 million.

Niagara Falls, New York - Funding of 50% of partnership cash deficiencies, including debt service. At September 30, 1995, $125 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $3 million.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Operating leases.

     The Company and its subsidiaries lease substantial portions of their office and other facilities under various lease agreements. At September 30, 1995, total minimum rental commitments becoming payable under all noncancellable operating leases are as follows (in thousands):



   1996      $ 66,093          2000                    $ 41,119
   1997      $ 59,990          2001 - 2005             $114,098
   1998      $ 55,749          2006 - 2010             $ 67,826
   1999      $ 47,329          All years thereafter    $ 34,395

     Total rental expenses for fiscal years 1995, 1994, and 1993, substantially all of which related to fixed amount rental agreements, were $95,526,000, $58,667,000 and $55,667,000, respectively.

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

     The Plan, as subsequently amended in March 1990, provides that if the Company is acquired in a business combination transaction on or at any time after the date on which a person obtains ownership of stock having 10% or more of the Company's general voting power, provision generally must be made prior to the consummation of such transaction to entitle each holder of a Right to purchase at the exercise price a number of the acquiring company's common shares having a market value at the time of such transactions of two times the exercise price of the Right. The Plan also provides that upon the occurrence of certain other specific matters, each holder of a Right will have the right to receive, upon payment of the exercise price, shares of the new series of Preferred Stock having a market value of two times the exercise price of a Right. The Company has a right to redeem the Rights for $.05 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire on June 13, 1998.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(12) Common stock -

Earnings per share.

     The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):


                                      Year Ended September 30,
                                    ---------------------------
                                      1995      1994      1993
                                    -------   -------   -------
Common shares outstanding, end
  of period                         212,439   196,341   173,545
Less - Shares held in the Stock
  and Employee Benefit Trust        (13,596)       --        --
                                    -------   -------   -------
Common shares outstanding for
  purposes of computing primary
  earnings per share, end of
  period                            198,843   196,341   173,545

Effect of using weighted average
  common and common equivalent
  shares outstanding                 (1,199)   (9,788)   (2,962)
Effect of shares issuable under
  stock option plans based on
  the treasury stock method           1,433     1,068       913
                                    -------   -------   -------
Shares used in computing
  primary earnings per share        199,077   187,621   171,496
                                    =======   =======   =======

     Shares of common stock held in the Stock and Employee Benefit Trust ("the Trust") are not considered to be outstanding until the shares are utilized at the Company's option for the purposes for which the Trust was established. During fiscal year 1995, shares were issued from the Trust generally to reimburse the treasury stock utilized to fund such obligations.

     The difference between shares for primary and fully diluted earnings per share was not significant in any year. Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 and the 7.25% Automatic Common Exchange Securities. The effect of the debentures on earnings per share was not significant or was not

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES dilutive for each of the years presented and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

Stock and Employee Benefit Trust.

     In February 1995, the Company established a Stock and Employee Benefit Trust to which it sold 15,000,000 shares of the Company's newly issued common stock. This trust was established to provide the Company the option to use the trust to fund future payments under existing employee compensation and benefit plans as well as other general corporate purposes for which common stock might be issued. Shares issued to the trust are valued at market and reflected as a reduction of common stockholders' equity in the balance sheet.

Automatic Common Exchange Securities.

     In July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consists of (1) a purchase contract under which
(a) the holder will purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (b) the Company will pay the holder contract fees at the rate of 2.125% per annum on the security, and (2) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities are pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchase contract. The principal of the Treasury Notes underlying such securities, when paid at maturity, will automatically be applied to satisfy in full the holder's obligation to purchase the Company's common stock. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds are received by the Company.

Stock incentive plans.

     The Company presently maintains five stock option plans affording employees, directors and other persons affiliated with the Company the right to purchase shares of its common stock. At September 30, 1995, options were available for future grants only under four plans, the Company's 1987, 1990 and both of its 1993 plans. At September 30, 1995, 43,120 of the options outstanding were incentive stock options and 10,129,797 were non-qualified stock options. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of the grant of each option and may vary with each option granted. No

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES option may be granted at a price less than the stock's fair market value on the date of the grant.

     Transactions under all stock option plans are summarized below:



                                    Year Ended September 30,
                          ---------------------------------------------
                              1995            1994            1993
                          -------------   -------------   -------------
 Options outstanding at
   beginning of year          9,905,868       9,708,547       9,202,726
 Options granted              1,758,400       1,697,000       1,865,400
 Options terminated            (204,395)       (632,870)       (302,145)
 Options exercised           (1,286,956)       (866,809)     (1,057,434)
                          -------------   -------------   -------------
 Options outstanding at
   end of year               10,172,917       9,905,868       9,708,547
                          =============   =============   =============
 Options exercisable at
   end of year                5,921,652       5,939,033       5,341,527
 Options available for
   future grants at
   end of year                4,925,856       6,501,573         380,657
 Total option price of
   options outstanding
   at end of year         $ 269,901,376   $ 249,683,713   $ 242,054,596
 Option price range:
   Options granted        $28.00-$36.56   $25.44-$31.69   $24.81-$27.75
   Options terminated     $15.50-$40.44   $17.31-$43.38   $ 9.90-$43.38
   Options exercised      $ 9.34-$37.63   $ 7.00-$29.84   $ 7.00-$31.75
   Options outstanding
    at end of year        $12.81-$43.38   $ 9.34-$43.38   $ 7.00-$43.38

     Under the 1993 Stock Incentive Plans, restricted common stock of the Company may be granted to officers, other key employees and certain non-employee directors. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock grants lapse 2 years from the date of grant for officers and key employees and three years for non-employee directors. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of additional paid-in capital in the Company's consolidated balance sheet. Additionally, the 1993 Stock Incentive Plans provide for common stock awards. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Of the 500,000 shares which may be awarded to officers and key employees as restricted stock grants or stock awards, approximately 20,000 restricted shares were issued during the current year and approximately 33,000 restricted shares were outstanding as of September 30, 1995. In addition, approximately 5,000 restricted shares issued to non-employee directors were outstanding as of September 30, 1995. No common stock awards were granted as of September 30, 1995.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

(13) Foreign currency translation -

     Increases (decreases) in the equity component for each period's translation adjustments are as follows (in thousands):

                                                Year Ended September 30,
                                        ---------------------------------------
                                           1995           1994          1993
                                        ---------      ---------      ---------
Beginning cumulative
  translation adjustment                $ (40,744)     $(136,659)     $ (40,385)

Translation adjustment
  for the fiscal year                      71,565         95,915        (96,274)
                                        ---------      ---------      ---------
Ending cumulative translation
  adjustment                            $  30,821      $ (40,744)     $(136,659)
                                        =========      =========      =========

(14) Income taxes -

    In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective October 1, 1993. As permitted under SFAS No. 109, prior years financial statements have not been restated to apply the provisions of SFAS No.
109. Information shown below for fiscal year 1993 was determined under the provisions of Accounting Principles Board Opinion No. 11.

     The components of (i) earnings before income taxes, minority interest and extraordinary item and (ii) the income tax provision for each of the three fiscal years ended September 30, are as set forth below (in thousands).

                                          1995            1994            1993
                                        --------        --------        --------
      Domestic                          $563,648        $421,620        $305,023
      Foreign (1)                        127,428          77,503          22,164
                                        --------        --------        --------
                                        $691,076        $499,123        $327,187
                                        ========        ========        ========

----------
     (1) Amounts are net of intercompany interest for fiscal years 1995, 1994 and 1993 of $36,572,000, $23,838,000 and

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

$20,216,000, respectively. The Company maintains a capital structure with respect to its foreign operations designed to minimize worldwide income and other tax costs.

                                                           State
                                Federal      Foreign      & Local       Total
                               ---------    ---------    ---------    ---------
1995: Current                  $ 183,876    $  46,480    $  23,330    $ 253,686
      Deferred                    20,605       (6,764)       9,609       23,450
      Amortization
        of investment
        tax credit                  (706)          --           --         (706)
                               ---------    ---------    ---------    ---------
                               $ 203,775    $  39,716    $  32,939    $ 276,430
                               =========    =========    =========    =========

1994: Current                  $ 116,164    $  42,107    $  18,626    $ 176,897
      Deferred                    34,646         (220)     (10,968)      23,458
      Amortization
        of investment
        tax credit                  (706)          --           --         (706)
                               ---------    ---------    ---------    ---------
                               $ 150,104    $  41,887    $   7,658    $ 199,649
                               =========    =========    =========    =========

1993: Current                  $  90,861    $  18,790    $  20,366    $ 130,017
      Deferred                    11,859       (3,320)      (7,807)         732
      Amortization
        of investment
        tax credit                (1,023)          --           --       (1,023)
                               ---------    ---------    ---------    ---------
                               $ 101,697    $  15,470    $  12,559    $ 129,726
                               =========    =========    =========    =========

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for each of the three fiscal years in the period ended September 30, 1995:

                                                1995        1994         1993
                                               -----        -----        -----
Income tax - statutory rate                    35.00%       35.00%       34.75%
Federal effect of state
  income taxes                                 (1.67)        (.54)       (1.33)
Effect of foreign operations                    (.20)         .89         2.51
All other, net                                  2.10         3.12         (.12)
                                               -----        -----        -----
Federal and foreign                            35.23        38.47        35.81
State income taxes                              4.77         1.53         3.84
                                               -----        -----        -----
  Effective income tax rate                    40.00%       40.00%       39.65%
                                               =====        =====        =====

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

September 30, 1995 and 1994, are as follows (in thousands):

                                        1995                      1994
                              ------------------------    -----------------------
                              Deferred      Deferred      Deferred     Deferred
                                 Tax           Tax          Tax           Tax
                                Assets     Liabilities     Assets     Liabilities
                              ---------    -----------    ---------   -----------
Depreciation and
  amortization                $ 158,436     $ 447,451     $ 116,631    $ 378,962
Accrued environ-
  mental and
  landfill costs                191,737            --       193,373           --
Accruals related
  to discontinued
  operations                     29,120            --        43,861           --
Self-insurance
  accruals                       52,310            --        49,814           --
Net operating loss
 carryforwards                  108,983            --       116,660           --
Other                           202,529        88,505       129,809       17,541
                              ---------     ---------     ---------    ---------
Deferred tax
  assets and
  liabilities                   743,115     $ 535,956       650,148    $ 396,503
                                            =========                  =========
Valuation allowance            (116,244)                   (119,400)
                              ---------                   ---------
Deferred tax
  assets, net of
  valuation
  allowance                   $ 626,871                   $ 530,748
                              =========                   =========

     The valuation allowance applies principally to a substantial portion of the net operating loss carryforwards which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $180 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1996 to 2000. Domestic state net operating loss carryforwards of approximately $807 million (the tax benefit of which is calculated at rates ranging generally from 5%-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1996 to 2010. The net change in the total valuation allowance for the year ended September 30, 1995, was a decrease of $3.2 million compared with an increase in the prior year of $8.9 million.

     Deferred income taxes have not been provided as of September 30, 1995, on approximately $532 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the deferred income tax expense for the year ended September 30, 1993 are as follows (in thousands):

                                                                       1993
                                                                     --------
Depreciation expense for income tax
  purposes in excess of amounts for
  financial reporting purposes                                       $ 34,565
Environmental compliance and other
  landfill related costs recognized
  for financial reporting purposes
  but deferred for income tax
  purposes, net                                                       (14,775)
Reorganization charge                                                  (8,340)
Other, net                                                            (10,718)
                                                                     --------
Deferred income tax expense                                          $    732
                                                                     ========

(15) Employee benefit plans -

Employee stock ownership and savings plan.

     The Company sponsors an employee stock ownership and savings plan which incorporates deferred savings features permitted under IRS Code Section 401(k). The plan covers substantially all U.S. employees with one or more years of service except for certain employees subject to collective bargaining agreements. Eligible employees may make voluntary contributions to one or more of five investment funds through payroll deductions which, in turn, will allow them to defer income for tax purposes. The Company matches these voluntary contributions at a rate of $.50 per $1.00 on the first 5% of total earnings contributed by each participating employee. The Company matches the voluntary contributions through open market purchases or issuances of shares of the Company's common stock. The Company expenses its contributions to the employee stock ownership and savings plan which for fiscal years 1995, 1994 and 1993 were $10,545,000, $9,430,000 and $9,072,000, respectively.

Employee retirement plans.

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

     The components of net annual pension cost for fiscal years 1995, 1994 and 1993 for the defined benefit plans were as follows (in thousands):

                                             1995          1994          1993
                                           --------      --------      --------
U.S. Plans:
  Service cost (benefits earned
    during the period)                     $  9,933      $ 11,260      $ 11,257
  Interest cost on projected
    benefit obligation                       12,597        10,329        10,515
  Investment gain on plan
    assets                                  (14,097)      (11,728)      (29,121)
  Net amortization and deferral                (110)       (1,534)       18,102
                                           --------      --------      --------
  Net annual pension cost                  $  8,323      $  8,327      $ 10,753
                                           ========      ========      ========

                                             1995          1994          1993
                                           --------      --------      --------
Non-U.S. Plans:
  Service cost (benefits earned
    during the period)                     $  1,969      $  1,118      $    994
  Interest cost on projected
    benefit obligation                        1,748         1,004         1,054
  Investment gain on plan assets             (2,628)          (62)       (2,788)
  Net amortization and deferral                  12        (1,766)          767
                                           --------      --------      --------
  Net annual pension cost                  $  1,101      $    294      $     27
                                           ========      ========      ========

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet as of September 30, 1995 and 1994, and the significant assumptions used in accounting for the defined benefit plans. The measurement dates for the U.S. and non-U.S. plans for fiscal year 1995 were June 30, 1995 and September 30, 1995, respectively. The measurement date for both the U.S. and non-U.S. plans for fiscal year 1994 was September 30, 1994.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                        1995                      1994
                               ----------------------    ----------------------
                                  U.S.      Non-U.S.      U.S.        Non-U.S.
                               ---------    ---------    ---------    ---------
                                          (In Thousands)
Actuarial present value
  of accumulated benefit
  obligations, including
  vested benefits of
  $141,572, $18,787,
  $114,878 and $5,158,
  respectively                 $(150,450)   $ (19,385)   $(115,780)   $  (5,746)
                               =========    =========    =========    =========
Actuarial present value
  of projected benefit
  obligation                   $(166,552)   $ (24,130)   $(132,275)   $ (14,295)
Plan assets at fair value,
  primarily commercial
  paper, common stocks
  (including 22,000 shares
  of the Company's common
  stock for U.S. plans at
  both dates) and mutual
  funds                          159,140       30,415      150,175       20,800
                               ---------    ---------    ---------    ---------

Projected benefit obligation
  (in excess of) less than
   plan assets                    (7,412)       6,285       17,900        6,505
Contributions made after
  measurement date but
  before end of fiscal year        4,000           --           --           --
Unrecognized net gain            (13,653)        (128)     (29,147)      (1,403)
Unrecognized prior service
  cost                           (15,259)          --      (16,562)          --
Unrecognized net (asset)
  obligation at transition        (1,680)       2,448       (1,873)       1,526
                               ---------    ---------    ---------    ---------
Prepaid (accrued) pension
  costs                        $ (34,004)   $   8,605    $ (29,682)   $   6,628
                               =========    =========    =========    =========

Discount rate                       7.75%     6.5-8.5%        8.25%     6.5-9.5%
Rate of increase in
  compensation levels                4.5%     3.5-7.0%         4.5%     3.5-7.5%
Expected long-term rate of
  return on assets                   9.5%    6.5-10.0%         9.5%    7.0-10.5%

Termination indemnity plan.

     The employees of the Company's Italian operations are covered by a termination indemnity plan. Benefits under the plan, which are based on periods of service and the employee's compensation,

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES are payable in a lump sum upon (1) retirement, (2) termination, (3) death after 10 years of credited service or (4) disability after 10 years of credited service. Expense for fiscal years 1995, 1994 and 1993 related to this unfunded plan was $3,253,290, $1,202,677 and $1,224,040, respectively.

Other postretirement benefits.

     The Company currently maintains an unfunded postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. As permitted under SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", the Company has chosen to recognize the transition obligation (the actuarially-determined accumulated postretirement benefit obligation of approximately $11.9 million at September 30, 1994) over a 20-year period. Current year expense was not material to the Company's results of operations.

Postemployment benefits.

     The Company maintains no plans which provide significant ben-efits to former or inactive employees after employment but before retirement.

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

     The table below reflects certain geographic information relating to the Company's operations. For purposes of this table, general corporate expenses have been included in the computation of income from operations and are classified under "United States and Puerto Rico" (in thousands).

                                         1995            1994            1993
                                      ----------      ----------      ----------
Revenues:
  United States and
    Puerto Rico                       $4,070,021      $3,293,297      $2,881,150
                                      ----------      ----------      ----------
  Foreign - Europe                     1,433,923         786,252         361,674
          - Other                        275,407         234,992         236,006
                                      ----------      ----------      ----------
    Total foreign                      1,709,330       1,021,244         597,680
                                      ----------      ----------      ----------
  Consolidated                        $5,779,351      $4,314,541      $3,478,830
                                      ==========      ==========      ==========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                        1995           1994           1993
                                     ----------     ----------     ----------
Combined income from
  operations and equity
  in earnings of uncon-
  solidated affiliates:
   United States and
     Puerto Rico                     $  626,798     $  451,108     $  332,136(1)
                                     ----------     ----------     ----------
  Foreign - Europe (2)                  186,251         91,035         18,207
          - Other                        30,134         38,851         33,105
                                     ----------     ----------     ----------
    Total foreign                       216,385        129,886         51,312
                                     ----------     ----------     ----------
  Consolidated                       $  843,183     $  580,994     $  383,448
                                     ==========     ==========     ==========

Depreciation and
  amortization:
  United States and
    Puerto Rico                      $  412,968     $  349,189     $  304,968
                                     ----------     ----------     ----------
  Foreign - Europe                      113,907         72,288         37,962
          - Other                        24,995         22,715         23,551
                                     ----------     ----------     ----------
    Total foreign                       138,902         95,003         61,513
                                     ----------     ----------     ----------
  Consolidated                       $  551,870     $  444,192     $  366,481
                                     ==========     ==========     ==========

Identifiable assets:
  United States and
    Puerto Rico                      $4,532,014     $3,626,134     $3,370,508
                                     ----------     ----------     ----------
  Foreign - Europe                    2,599,797      1,903,141        691,939
          - Other                       328,561        267,680        233,195
                                     ----------     ----------     ----------
    Total foreign                     2,928,358      2,170,821        925,134
                                     ----------     ----------     ----------
  Consolidated (3)                   $7,460,372     $5,796,955     $4,295,642
                                     ==========     ==========     ==========

-----------------

     (1) Amounts for the United States and Puerto Rico operations have been reduced by a reorganization charge incurred in the third quarter of fiscal 1993 of $27.0 million. See Note (2) - "Reorganization charge".

     (2) Included in foreign combined income from operations and equity in earnings of unconsolidated affiliates were income (loss) amounts of approximately $.1 million, $(7.8) million and $(13.9) million from Italian operations for fiscal 1995, 1994 and 1993, respectively; the Company's investment in these Italian operations at September 30, 1995, 1994 and 1993

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES was approximately $205 million, $154 million and $149 million, respectively.

     (3) The Attwoods acquisition in the first quarter of fiscal 1995 and the Otto Waste Services acquisition in the second quarter of fiscal 1994 each increased the identifiable assets of the Company by over $1.0 billion.

(17) Fair value of financial instruments -

     The following disclosures of the estimated fair values of financial instruments have been determined by the Company using available market data and valuation methodologies. Considerable judgment is required in developing the methodologies used to determine the estimates of fair value and in interpreting available market data and, accordingly, the estimates presented herein are not necessarily indicative of the values of such financial instruments in a current market exchange. Additionally, under certain financing agreements, the Company is prohibited from redeeming certain of the long-term debt before its maturity.

                                                 As of September 30,
                                    --------------------------------------------
                                            1995                   1994
                                    --------------------    --------------------
                                      Book       Fair         Book       Fair
                                      Value      Value        Value      Value
                                    --------    --------    --------    --------
Debt -                                               (In Thousands)
  7.40% Debentures                  $397,864    $396,830    $     --    $     --
  7 7/8% Senior Notes                299,125     322,606          --          --
  9 1/4% Debentures                  100,000     121,490     100,000     101,000
  Solid waste revenue
    bond obligations                 114,079     119,444     114,031     110,639
  Other notes payable                585,211     608,435     366,145     380,330
  Commercial paper and
    short-term
    facilities to be
    refinanced                       231,988     231,701     183,345     183,932
Convertible
  subordinated
  debentures                         744,944     742,806     744,949     714,101

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

(18) Related party transactions -

     One of the Company's directors is affiliated with Otto Holding International B.V. ("OHI") which owns the other 50% interest of Otto Waste Services. The Company, primarily through its 50% ownership of Otto Waste Services, is engaged in various transactions through the ordinary course of business with OHI, its subsidiaries and unconsolidated affiliates or other affiliated parties ("OHI Group"). The OHI Group leased containers and equipment under operating leases and provided certain administrative services to Otto Waste Services during the current fiscal year. Charges for these administrative services were approximately $5.0 million for fiscal year 1995 and $3.5 million for the period from the acquisition date in February 1994 through the end of fiscal 1994. The Company, including Otto Waste Services, also purchased or entered into capital leases for approximately $29.3 million and $25.4 million, respectively, of containers from the OHI Group during fiscal years 1995 and 1994. Included in the balance sheets at September 30, 1995 and 1994, are the following amounts relating to transactions with the OHI Group (in thousands):

                                                         1995             1994
                                                        -------          -------
Accounts receivable - other                             $    --          $ 5,227
Accounts payable                                            613            3,388
Capital lease obligations                                46,252           31,515
Notes payable, interest
 payable at 8%                                            3,613           11,569

(19) Quarterly financial information (Unaudited) -

                                  First      Second       Third        Fourth
                                 Quarter     Quarter      Quarter      Quarter
                               ----------   ----------   ----------   ----------
                              (In thousands except for per share amounts)

Revenues                1995   $1,292,787   $1,409,366   $1,550,083   $1,527,115
                        1994   $  928,292   $  984,154   $1,160,632   $1,241,463

Gross profit            1995   $  367,817   $  403,059   $  445,117   $  416,055
                        1994   $  252,002   $  270,177   $  318,510   $  350,477

Income from             1995   $  177,311   $  193,034   $  218,685   $  200,157
 operations             1994   $  107,627   $  119,087   $  154,545   $  162,651

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  First         Second        Third     Fourth
                                 Quarter       Quarter       Quarter    Quarter
                                 --------      --------      --------   --------
                               (In thousands except for per share amounts)

Income taxes              1995   $ 65,010      $ 66,109      $ 76,724   $ 68,587
                          1994   $ 39,327      $ 42,905      $ 57,648   $ 59,769

Income before
 extraordinary
 item                     1995   $ 89,570      $ 92,809      $106,267   $ 95,915
                          1994   $ 58,991      $ 61,918      $ 80,813   $ 82,251

Net income                1995   $ 89,570      $ 92,809      $106,267   $ 95,915
                          1994   $ 58,991      $ 56,655(1)   $ 80,813   $ 82,251

Earnings per
 share:
  Income before
   extraordinary
   item                   1995   $    .45      $    .47      $    .53   $    .48
                          1994   $    .34      $    .34      $    .41   $    .42

   Net income             1995   $    .45      $    .47      $    .53   $    .48
                          1994   $    .34      $    .31      $    .41   $    .42

-------------

     (1) In the second quarter of fiscal year 1994, the Company recorded an after-tax loss of $5.3 million associated with the early retirement of indebtedness, which was reflected in the Company's consolidated statement of income as an extraordinary item. See Note (7).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

Browning-Ferris Industries, Inc. and Subsidiaries:

         Report of independent public accountants.

         Consolidated statement of income for the three years ended September 30, 1995.

         Consolidated balance sheet--September 30, 1995 and 1994.

         Consolidated statement of common stockholders' equity for the three years ended September 30, 1995.

         Consolidated statement of cash flows for the three years ended September 30, 1995.

         Notes to consolidated financial statements.

Schedules

         II Allowance for doubtful accounts for the three years ended September 30, 1995.

Schedules, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is included in the financial statements or notes thereto.

Exhibits
--------

3(a)        Restated Certificate of Incorporation of BFI, dated October 7, 1991.
            (Exhibit 3(a) of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*3(b)       By-laws of BFI, as amended through September 6, 1995.

4.1 Rights Agreement, dated June 1, 1988, between BFI and Texas Commerce Bank National Association. (Exhibit 3.3 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

4.2 First Amendment, dated March 1, 1989, to Rights Agreement, dated as of June 1, 1988, between BFI and Texas Commerce Bank National Association. (Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1989, is hereby incorporated by reference.)

4.3 Second Amendment, dated March 7, 1990, to Rights Agreement, dated as of June 1, 1988, between the Registrant and First Chicago Trust Company of New York as successor Rights Agent. (Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 1990, is hereby incorporated by reference.)

*4.4 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National Association, as Administrative Agent, and the other banks named therein.

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

 4.10 Agreement dated September 20, 1994, among BFI Acquisitions plc, Laidlaw Inc. and Laidlaw International Investments B.V. (Exhibit
            4.12 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

 4.11 Multicurrency Revolving Credit Agreement, dated December 5, 1994, between BFI Acquisition plc, BFI International, Inc.,
            Browning-Ferris Industries Europe, Inc., BFI and Credit Suisse and the Banks specified therein. (Exhibit 10 of Form 10- Q for the quarter ended December 31, 1994, is hereby incorporated by reference).

 4.12 Purchase Contract Agreement, dated as of June 28, 1995, between BFI and The First National Bank of Chicago, as Purchase Contract Agent. (Exhibit 4(i) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

 4.13 Pledge Agreement, dated as of June 28, 1995, among BFI, Texas Commerce Bank National Association, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent. (Exhibit 4(j) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

*10.1       Employment Agreement, dated October 1, 1995, between BFI and William
            D. Ruckelshaus.

 10.2       Deferral Agreement, dated December 28, 1988, between BFI and William
            D. Ruckelshaus. (Exhibit 10.2 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

 10.3 Employment Agreement, dated July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.5 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

 10.4 First Amendment, dated January 21, 1992, to the Employment Agreement, dated as of July 10,

            1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.6 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.5 Second Amendment, dated December 7, 1993, to the Employment Agreement, dated as of July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10 of the Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

10.6        Form of Employment Agreement between BFI and each of Norman A.
            Myers, Bruce E. Ranck and certain other officers and former officers (Exhibit 10.6 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

10.7 Employment Agreement, dated as of November 1, 1991 between BFI and Louis A. Waters. (Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.8 First Amendment, dated December 7, 1993, to the Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters. (Exhibit 10 of the Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

*10.9 Second Amendment, dated March 1, 1995, to Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters.

10.10 Executive Officer Form of Employment Agreement between BFI and certain executive officers, beginning in January 1993. (Exhibit 10.9 of Post-Effective Amendment No. 1 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.11 Trust Agreement, dated September 7, 1988, between BFI and Texas Commerce Bank, National Association with Louis A. Waters as Beneficiary. (Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.12 Browning-Ferris Industries, Inc. 1993 Stock Incentive Plan. (Exhibit 4(d) to Registration Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.13 Browning-Ferris Industries, Inc. 1993 Non-Employee Director Stock Plan (Exhibit 4(e) to Registration Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.14       Browning-Ferris Industries, Inc. 1990 Stock Option Plan. (Exhibit
            10.9 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.15       Browning-Ferris Industries, Inc. 1987 Stock Option Plan. (Exhibit
            10.11 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.16 Browning-Ferris Industries, Inc. 1983 Stock Option Plan, as amended on December 2, 1986. (Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

10.17 Browning-Ferris Industries, Inc.'s Cash Balance and Retirement Plan, as amended and restated pursuant to an indenture dated September 15, 1994. (Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

10.18 BFI Employee Stock Ownership and Savings Plan, as amended through December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

10.19 Fifth Amendment dated June 8, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.16 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.20 Sixth Amendment, dated December 23, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.4 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

10.21 Seventh, Eighth and Ninth Amendments, dated as of May 31, 1989, June 7, 1989 and October 31, 1991, respectively, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.20 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.22 Tenth Amendment, dated September 7, 1993, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.22 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

10.23 Amended and Restated Partnership Agreement, dated as of January 25, 1991, between Air Products Ref-Fuel,

            Inc. and BFI Ref-Fuel, Inc. (Exhibit 10.23 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*10.24      BFI Management Incentive Compensation Plan.

10.25 Purchase and Transfer Agreement between Otto Holding International B.V., the Registrant and BFI Atlantic GmbH, dated September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

10.26       BFI Deferred Compensation Agreement.

*10.27      BFI Convertible Annual Incentive Award Plan.

*10.28 BFI Stock and Employee Benefit Trust Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee.

*10.29 Common Stock Purchase Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee

*12 Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

*21         Subsidiaries of the Registrant.

*23.1       Consent of Arthur Andersen LLP.

*27         Financial Data Schedule.

----------------
*Filed herewith.

Reports on Form 8-K

A Current Report on Form 8-K dated July 3, 1995 was filed pursuant to "Item 7. Financial Statements and Exhibits," whereby the Company filed certain exhibits required in connection with the Company's offering of 7.25% Automatic Common Exchange Securities, which closed on July 5, 1995.

A Current Report on Form 8-K dated September 12, 1995 was filed pursuant to "Item 7. Financial Statements and Exhibits," whereby the Company filed certain exhibits required in connection with the Company's offering of 7.40% Debentures due September 15, 2035, which closed on September 15, 1995.

-----------------
NOTE: Upon the request of a holder of the Company's securities directed to Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253,
Attn: Secretary, the Company will furnish a copy of any exhibit for ten cents per page to cover the cost of copying and mailing.
-----------------

                                                                   SCHEDULE II


                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  For the Three Years Ended September 30, 1995
                                 (In Thousands)

------------------------------------------------------------------
                           Additions
             Balance        Charged      Deductions      Balance
            Beginning         to            from          End of
            of Year         Income        Reserves         Year
------------------------------------------------------------------
1995         $33,284       $26,620       $(20,127)       $39,777

1994         $21,870       $31,346       $(19,932)       $33,284

1993         $16,172       $18,657       $(12,959)       $21,870

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

                                              BROWNING-FERRIS INDUSTRIES, INC.
                                                        (Registrant)

                                              By: /s/ Bruce E. Ranck
                                                  ------------------------------
DATE: November 21, 1995
                                                     Bruce E. Ranck
                                              President, Chief Executive Officer
                                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                    /s/ William D. Ruckelshaus
                                                  ------------------------------
                                                      William D. Ruckelshaus
                                                       Chairman of the Board
                                                            and Director

                                                      /s/ Bruce E. Ranck
                                                  ------------------------------
                                                        Bruce E. Ranck,
                                                   President, Chief Executive
                                                       Officer and Director

                                                      /s/ Norman A. Myers
                                                  ------------------------------
                                                         Norman A. Myers
                                                  Vice Chairman, Chief Marketing
                                                      Officer and Director

                                                     /s/ Jeffrey E. Curtiss
                                                  ------------------------------
                                                       Jeffrey E. Curtiss,
                                                     Senior Vice President and
                                                      Chief Financial Officer

                                                     /s/ David R. Hopkins
                                                  ------------------------------
                                                         David R. Hopkins,
                                                  Vice President, Controller and
                                                       Chief Accounting Officer

                                                      /s/ William T. Butler
                                                  ------------------------------
                                                         William T. Butler,
                                                              Director

                                                    /s/ C. Jackson Grayson, Jr.
                                                  ------------------------------
                                                      C. Jackson Grayson, Jr.,
                                                              Director

                                                        /s/ Gerald Grinstein
                                                  ------------------------------
                                                    Gerald Grinstein, Director,

                                                        /s/ Ulrich Otto
                                                  ------------------------------
                                                       Ulrich Otto, Director,

                                                    /s/ Harry J. Phillips, Sr.
                                                  ------------------------------
                                                      Harry J. Phillips, Sr.,
                                                              Director

                                                    /s/ Joseph L. Roberts, Jr.
                                                  ------------------------------
                                                       Joseph L. Roberts, Jr.,
                                                              Director

                                                       /s/ Marc J. Shapiro
                                                  ------------------------------
                                                     Marc J. Shapiro, Director

                                                       /s/ Robert M. Teeter
                                                  ------------------------------
                                                     Robert M. Teeter, Director

                                                       /s/ Louis A. Waters
                                                  ------------------------------
                                                     Louis A. Waters, Director

                                                      /s/ Marina v.N. Whitman
                                                  ------------------------------
                                                  Marina v.N. Whitman, Director

                                                      /s/ Peter S. Willmott
                                                  ------------------------------
November 21, 1995.                                 Peter S. Willmott, Director

                              EXHIBIT  INDEX

Exhibits
--------

3(a)        Restated Certificate of Incorporation of BFI, dated October 7, 1991.
            (Exhibit 3(a) of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*3(b)       By-laws of BFI, as amended through September 6, 1995.

4.1 Rights Agreement, dated June 1, 1988, between BFI and Texas Commerce Bank National Association. (Exhibit 3.3 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

4.2 First Amendment, dated March 1, 1989, to Rights Agreement, dated as of June 1, 1988, between BFI and Texas Commerce Bank National Association. (Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1989, is hereby incorporated by reference.)

4.3 Second Amendment, dated March 7, 1990, to Rights Agreement, dated as of June 1, 1988, between the Registrant and First Chicago Trust Company of New York as successor Rights Agent. (Exhibit 4.1 of Form 10-Q for the quarter ended March 31, 1990, is hereby incorporated by reference.)

*4.4 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National Association, as Administrative Agent, and the other banks named therein.

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

 4.10 Agreement dated September 20, 1994, among BFI Acquisitions plc, Laidlaw Inc. and Laidlaw International Investments B.V. (Exhibit
            4.12 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

 4.11 Multicurrency Revolving Credit Agreement, dated December 5, 1994, between BFI Acquisition plc, BFI International, Inc.,
            Browning-Ferris Industries Europe, Inc., BFI and Credit Suisse and the Banks specified therein. (Exhibit 10 of Form 10- Q for the quarter ended December 31, 1994, is hereby incorporated by reference).

 4.12 Purchase Contract Agreement, dated as of June 28, 1995, between BFI and The First National Bank of Chicago, as Purchase Contract Agent. (Exhibit 4(i) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

 4.13 Pledge Agreement, dated as of June 28, 1995, among BFI, Texas Commerce Bank National Association, as Collateral Agent, and The First National Bank of Chicago, as Purchase Contract Agent. (Exhibit 4(j) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

*10.1       Employment Agreement, dated October 1, 1995, between BFI and William
            D. Ruckelshaus.

 10.2       Deferral Agreement, dated December 28, 1988, between BFI and William
            D. Ruckelshaus. (Exhibit 10.2 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

 10.3 Employment Agreement, dated July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.5 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

 10.4 First Amendment, dated January 21, 1992, to the Employment Agreement, dated as of July 10,

            1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10.6 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.5 Second Amendment, dated December 7, 1993, to the Employment Agreement, dated as of July 10, 1989, between BFI and Harry J. Phillips, Sr. (Exhibit 10 of the Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

10.6        Form of Employment Agreement between BFI and each of Norman A.
            Myers, Bruce E. Ranck and certain other officers and former officers (Exhibit 10.6 of Form 10-K for the fiscal year ended September 30, 1989, is hereby incorporated by reference.)

10.7 Employment Agreement, dated as of November 1, 1991 between BFI and Louis A. Waters. (Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.8 First Amendment, dated December 7, 1993, to the Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters. (Exhibit 10 of the Form 10-Q for the quarter ended December 31, 1993, is hereby incorporated by reference.)

*10.9 Second Amendment, dated March 1, 1995, to Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters.

10.10 Executive Officer Form of Employment Agreement between BFI and certain executive officers, beginning in January 1993. (Exhibit 10.9 of Post-Effective Amendment No. 1 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

10.11 Trust Agreement, dated September 7, 1988, between BFI and Texas Commerce Bank, National Association with Louis A. Waters as Beneficiary. (Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.12 Browning-Ferris Industries, Inc. 1993 Stock Incentive Plan. (Exhibit 4(d) to Registration Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.13 Browning-Ferris Industries, Inc. 1993 Non-Employee Director Stock Plan (Exhibit 4(e) to Registration Statement on Form S-8 No. 33-53393 is hereby incorporated by reference.)

10.14       Browning-Ferris Industries, Inc. 1990 Stock Option Plan. (Exhibit
            10.9 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.15       Browning-Ferris Industries, Inc. 1987 Stock Option Plan. (Exhibit
            10.11 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.16 Browning-Ferris Industries, Inc. 1983 Stock Option Plan, as amended on December 2, 1986. (Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

10.17 Browning-Ferris Industries, Inc.'s Cash Balance and Retirement Plan, as amended and restated pursuant to an indenture dated September 15, 1994. (Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

10.18 BFI Employee Stock Ownership and Savings Plan, as amended through December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

10.19 Fifth Amendment dated June 8, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.16 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

10.20 Sixth Amendment, dated December 23, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.4 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

10.21 Seventh, Eighth and Ninth Amendments, dated as of May 31, 1989, June 7, 1989 and October 31, 1991, respectively, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.20 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

10.22 Tenth Amendment, dated September 7, 1993, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.22 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

10.23 Amended and Restated Partnership Agreement, dated as of January 25, 1991, between Air Products Ref-Fuel,

            Inc. and BFI Ref-Fuel, Inc. (Exhibit 10.23 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

*10.24      BFI Management Incentive Compensation Plan.

10.25 Purchase and Transfer Agreement between Otto Holding International B.V., the Registrant and BFI Atlantic GmbH, dated September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

10.26       BFI Deferred Compensation Agreement.

*10.27      BFI Convertible Annual Incentive Award Plan.

*10.28 BFI Stock and Employee Benefit Trust Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee.

*10.29 Common Stock Purchase Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee

*12 Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

*21         Subsidiaries of the Registrant.

*23.1       Consent of Arthur Andersen LLP.

*27         Financial Data Schedule.

----------------
*Filed herewith.