Form 10-Q
period 1995-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1996-02-09
CIK 14827

UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549


				     FORM 10-Q


(Mark One)
    x           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

					OR

		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

	Commission file number 1-6805



			BROWNING-FERRIS INDUSTRIES, INC.
		(Exact name of registrant as specified in its charter)

	Delaware                                          74-1673682
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

	757 N. Eldridge
	Houston, Texas                                     77079
 (Address of principal Executive Offices)                (Zip Code)


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

Indicate the number of shares outstanding of the issuer's common stock, as of February 8, 1996: 212,666,765


	      BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

		      CONSOLIDATED STATEMENT OF INCOME
				(Unaudited)

		(In Thousands Except for Per Share Amounts)

  ----------------------------------------------------------------------
						   Three Months Ended
						      December 31,
					      --------------------------
						 1995           1994
  ----------------------------------------------------------------------

  Revenues                                    $1,430,781     $1,292,787
  Cost of operations                           1,048,105        924,970
					      ----------     ----------

  Gross profit                                   382,676        367,817
  Selling, general and
    administrative expense                       208,514        190,506
					      ----------     ----------

  Income from operations                         174,162        177,311
  Interest, net                                   40,977         26,432
  Equity in earnings of
    unconsolidated affiliates                    (12,110)       (11,646)
					      ----------     ----------

  Income before income taxes
    and minority interest                        145,295        162,525
  Income taxes                                    58,118         65,010
  Minority interest in
    income of consolidated
    subsidiaries                                   4,167          7,945
					      ----------     ----------

  Net income                                  $   83,010     $   89,570
					      ==========     ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                                    199,878        197,809
					      ==========     ==========

  Earnings per common and
    common equivalent share                      $   .42        $   .45
						 =======        =======

  Cash dividends per
    common share                                 $   .17        $   .17
						 =======        =======




The accompanying notes are an integral part of these financial statements.

		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

			 CONSOLIDATED BALANCE SHEET

				   ASSETS

			       (In Thousands)

------------------------------------------------------------------------
					     December 31,  September 30,
						1995           1995
					     (Unaudited)
------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  117,602      $   92,808
  Short-term investments                        124,762         104,761
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $39,886 and $39,777           901,648         926,791
    Other                                        52,944          57,015
  Inventories                                    57,646          50,090
  Deferred income taxes                          95,139         116,871
  Prepayments and other                          78,175          73,959
					     ----------      ----------

    Total current assets                      1,427,916       1,422,295
					     ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,484,839 and $2,395,795                3,837,558       3,722,292
					     ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $128,049 and $116,369                     1,783,349       1,768,391
  Other intangible assets, net of
    accumulated amortization of $138,297
    and $142,780                                114,550         116,303
  Deferred income taxes                         111,690          78,689
  Investments in unconsolidated affiliates      282,744         272,205
  Other                                          76,111          80,197
					     ----------      ----------

    Total other assets                        2,368,444       2,315,785
					     ----------      ----------

    Total assets                             $7,633,918      $7,460,372
					     ==========      ==========





The accompanying notes are an integral part of these financial statements.

		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEET

	       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

		  (In Thousands Except for Share Amounts)

--------------------------------------------------------------------------
					     December 31,  September 30,
						1995           1995
					     (Unaudited)
--------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   75,123      $   62,463
  Accounts payable                              422,408         515,304
  Accrued liabilities -
    Salaries and wages                           95,225         122,656
    Taxes, other than income                     42,458          41,960
    Other                                       466,243         434,855
  Income taxes                                   95,856          53,045
  Deferred revenues                             186,540         184,045
					     ----------      ----------
    Total current liabilities                 1,383,853       1,414,328
					     ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              571,497         568,644
  Deferred income taxes                         105,936         104,645
  Other                                         239,662         220,257
					     ----------      ----------
    Total deferred items                        917,095         893,546
					     ----------      ----------

LONG-TERM DEBT, net of current portion        1,805,869       1,665,804
					     ----------      ----------

CONVERTIBLE SUBORDINATED DEBENTURES             744,944         744,944
					     ----------      ----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,433,857 and
    213,440,672 shares issued                    35,579          35,581
  Additional paid-in capital                  1,789,491       1,806,482
  Retained earnings                           1,356,307       1,323,169
  Treasury stock, 995,763 and 1,001,407
    shares, at cost                             (10,451)        (10,494)
  Stock and Employee Benefit Trust,
    13,234,705 and 13,596,325 shares           (388,769)       (412,988)
					     ----------      ----------
    Total common stockholders' equity         2,782,157       2,741,750
					     ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,633,918      $7,460,372
					     ==========      ==========


The accompanying notes are an integral part of these financial statements.

		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

		     CONSOLIDATED STATEMENT OF CASH FLOWS
				 (Unaudited)

				(In Thousands)

----------------------------------------------------------------------------
						       Three Months Ended
							  December 31,
						    ------------------------
						       1995          1994
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   83,010    $  89,570
						    ----------    ---------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                           125,630      111,641
      Goodwill                                          11,934        8,191
      Other intangible assets                            8,009        7,069
    Deferred income tax expense                          4,930        6,596
    Amortization of deferred investment tax credit        (177)        (176)
    Provision for losses on accounts receivable          6,045        6,852
    Gains on sales of fixed assets                        (835)      (1,801)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received             (10,345)     (11,646)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                 4,167        7,945
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                 28,300      (11,165)
      Inventories                                       (3,945)      (5,995)
      Other assets                                      11,545        7,269
      Other liabilities                                (76,098)     (29,444)
						    ----------    ---------
    Total adjustments                                  109,160       95,336
						    ----------    ---------
  Net cash provided by operating activities            192,170      184,906
						    ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (249,816)    (199,128)
  Payments for businesses acquired                     (40,344)    (597,593)
  Investments in unconsolidated affiliates              (4,816)      (5,765)
  Proceeds from disposition of assets                   24,195       44,045
  Purchases of short-term investments                  (18,960)     (13,909)
  Sales of short-term investments                           --      102,391
  Return of investment in unconsolidated
    affiliates                                           8,018       12,965
						    ----------    ---------
  Net cash used in investing activities               (281,723)    (656,994)
						    ----------    ---------

(Continued on following page)

		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

	       CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
				(Unaudited)

			      (In Thousands)

----------------------------------------------------------------------------
						       Three Months Ended
							  December 31,
						    ------------------------
						       1995          1994
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      1,668         3,625
  Proceeds from issuance of indebtedness              179,522       575,795
  Repayments of indebtedness                          (32,952)      (66,028)
  Dividends paid                                      (33,796)      (33,362)
						   ----------     ---------
  Net cash provided by financing
    activities                                        114,442       480,030
						   ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES                           (95)          274
						   ----------     ---------
NET INCREASE IN CASH                                   24,794         8,216
CASH AT BEGINNING OF PERIOD                            92,808        79,131
						   ----------     ---------
CASH AT END OF PERIOD                              $  117,602     $  87,347
						   ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  18,953     $  18,914
  Income taxes                                      $  10,318     $  48,832



The accompanying notes are an integral part of these financial statements.

	BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			   (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

					     Three Months Ended
						 December 31,
					    --------------------
					      1995         1994
					    -------      -------
Common shares outstanding, end of period    212,438      197,208
Less - Shares held in the Stock and
  Employee Benefit Trust                    (13,235)          --
					    -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                      199,203      197,208
Effect of using weighted average common
  and common equivalent shares outstanding     (179)        (485)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  854        1,086
					    -------      -------
Shares used in computing earnings
  per share                                 199,878      197,809
					    =======      =======


     Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") are not considered to be outstanding in the computation of common shares outstanding until the shares are utilized at the Company's option for the purposes for which the Trust was established.

     The difference between shares for primary and fully diluted earnings per share was not significant in any period. Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 (the "6 1/4% Debentures") and the 7.25% Automatic Common Exchange Securities. The effect of the 6 1/4% Debentures on earnings per share was not dilutive for each of the periods presented and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Business Combinations -

    During the current fiscal year, the Company paid approximately $69.7 million (including liabilities assumed and additional amounts payable to former owners of $29.0 million) to acquire 31 solid waste businesses, which were accounted for as purchases. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which was a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also had mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depository Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares that it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company reduced the purchase price of this acquisition by the 80.5 million in deutsche mark (U.S. $56.8 million) received and will further adjust the purchase price for the 1.1 million in deutsche mark (U.S. $700,000) in contingent payments received subsequent to December 31, 1995. The Attwoods acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the prior fiscal year, the Company paid approximately $258.6 million (including liabilities assumed and additional amounts payable to former owners of $76.5 million and 262,948 shares of the Company's common stock valued at $8.1 million) to acquire 102 solid waste businesses. These businesses were accounted for as purchases and included the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination that met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1996 and 1995 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with Attwoods and many of the Company's other acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis for the first three months of the prior fiscal year, as though the businesses acquired during fiscal year 1995 had been acquired on October 1, 1994, are as follows (in thousands, except per share amounts):
					   Three Months Ended
					    December 31, 1994
					---------------------------
     Pro forma revenues                      $1,435,651
     Pro forma net income                    $   90,052
     Pro forma earnings per common
       and common equivalent share                 $.45

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1994, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at December 31, 1995, and September 30, 1995, was as follows (in thousands):
				    December 31,    September 30,
					1995            1995
				      ------------    -------------
  Senior indebtedness:
    7.40% Debentures, net of
      unamortized discount of
      $2,122 and $2,136               $  397,878      $  397,864
    7 7/8% Senior Notes, net of
      unamortized discount of $852
      and $875                           299,148         299,125
    9 1/4% Debentures                    100,000         100,000
    Solid waste revenue bond
      obligations                        124,091         114,079
    Other notes payable                  602,550         585,211
				      ----------      ----------
				       1,523,667       1,496,279

  Commercial paper and short-term
   facilities to be refinanced           357,325         231,988
				      ----------      ----------
  Total long-term debt                 1,880,992       1,728,267
  Less current portion                    75,123          62,463
				      ----------      ----------
  Long-term debt, net of current
    portion                           $1,805,869      $1,665,804
				      ==========      ==========

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of December 31, 1995 and September 30, 1995 is as follows (amounts in thousands):

				    December 31,   September 30,
					1995           1995
				    ------------   -------------
  United States -
    Commercial paper                  $153,685       $  34,317
  Germany                              203,640         197,671
				      ---------      ---------
				      $357,325       $ 231,988
				      =========      =========

     As of December 31, 1995, distributions from retained earnings could not exceed $1.17 billion under the most restrictive of the Company's net worth maintenance requirements.


(5)  Commitments and Contingencies -

Legal Proceedings.

     The Company and certain subsidiaries are involved in various administrative matters or litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

(6)  Automatic Common Exchange Securities -

     In July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consists of (1) a purchase contract under which (a) the holder will purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (b) the Company will pay the holder contract fees at the rate of 2.125% per annum on the security, and (2) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities are pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchased contract. The principal of the Treasury Notes underlying such securities, when paid at maturity, will automatically be applied to satisfy in full the holder's obligation to purchase the Company's common stock. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds are received by the Company.

(7)  Subsequent Events -

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, will result in a one-time extraordinary charge to the Company's net income of approximately $11 million, after tax, or approximately 5 cents per share, for the quarter ending March 31, 1996. The Debentures have been classified as long-term as of December 31, 1995, as such amounts have been refinanced with (i) the $400 million of notes issued discussed below and (ii) additional commercial paper borrowings to be refinanced through other long-term financings.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (collectively, the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.


		 MANAGEMENT'S DISCUSSION AND ANALYSIS
	   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Net income for the first three months of fiscal 1996 was $83.0 million or $.42 per share on consolidated revenues of $1.43 billion. These results compare with net income for the same period of the prior year of $89.6 million or $.45 per share on consolidated revenues of $1.29 billion. The decrease in earnings was principally the result of a 28% decline in the average price of recycling commodities in North America. Apart from North American recycling operations, first quarter results were affected favorably by improved earnings in the North American collection business, partially due to improved customer pricing, as compared with the same period of the prior year, as well as pricing improvements in the North American landfill business and solid earnings in the medical waste business. International earnings were affected negatively by sharp declines in recycling commodity prices in Germany, although operating profit from the Company's other European operations improved when compared with the same period of the prior year. First quarter results were also affected by higher interest expense resulting from increased indebtedness, principally associated with the prior year acquisition of Attwoods plc ("Attwoods") and other acquisitions.

     During the first quarter of fiscal 1996, the Company concluded 31 acquisitions with a combined annual revenue base of $123 million. In the first half of fiscal year 1995, the Company acquired Attwoods with estimated annualized revenues of $450 million, net of divested operations. Approximately 80% of Attwoods' revenues, net of divested operations, was derived from collection and landfill operations with the remainder from recycling, medical waste and mineral extraction operations. The Company paid approximately $580 million to acquire this integrated service company with operations in the United States, United Kingdom, the Caribbean and mainland Europe (primarily Germany). Prior year results include the operating results of Attwoods beginning in December 1994.

     EBITDA (defined herein as income from operations plus depreciation and amortization expense) was $320 million for the first quarter of fiscal 1996 as compared with $304 million for the first quarter of last year.

     The following table presents ratios (shown as a percentage of revenues) that reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

				  Three Months Ended
				 --------------------  Year Ended
				  12/31/95   12/31/94   9/30/95
				 ---------  ---------  ----------
Profitability Margins:
  Gross profit margin              26.7%      28.5%      28.2%
  Income from operations           12.2%      13.7%      13.7%
  Income before income taxes
    and minority interest          10.2%      12.6%      12.0%
  Net income                        5.8%       6.9%       6.7%

Ratio of earnings to fixed
  charges                          3.29(1)    4.44       4.04(1)
----------
     (1) Excludes the pro forma effect of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (6).)

     The three months ended December 31, 1995, reflected declines in all of the profitability margins presented above. These lower profitability margins were attributable to the impact of the decline in the average value of recycling commodities in North America and the even sharper declines experienced in Germany. In North America, despite the mitigating impact of floor price contracts, the average price of recycling commodities for the first quarter of fiscal 1996 declined 28% compared with the same period last year. The weighted average market prices in North America for corrugated, office paper and newspaper declined from $104 per ton in the first quarter of last year to $75 per ton in the current quarter. Paper prices have historically been cyclical, but, in the past year, unprecedented changes in recycling commodity prices have been experienced. The first quarter results also showed the need to implement a mechanism to adjust recycling customer pricing fast enough to preserve acceptable margins when commodity values decline. An effort is currently underway to implement this pricing mechanism over the next several quarters. Once implemented, this mechanism will allow a more timely adjustment of customer fees to correspond with changing commodity prices, thus lessening recycling earnings volatility. Absent the decline in earnings from recycling operations discussed above, the profitability margins for the three months ended December 31, 1995, reflected improvement over the same period of the prior year, driven largely by the improved margins in the North American collection business. Continuing low commodity prices, coupled with rough winter weather in many parts of the country, are having a negative effect on the Company's earnings for the second quarter of fiscal 1996.

Revenues -

     Revenues for the three months ended December 31, 1995, were $1.43 billion, a 10.7% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):


				     Three Months Ended
				   ----------------------     %
				    12/31/95    12/31/94    Change
				   ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                    $  705,964  $  648,380    8.9%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers          133,170     138,796   (4.1)%
      Affiliated companies            123,622     112,486    9.9%
				   ----------  ----------
				      256,792     251,282    2.2%

  Recycling Services                  133,431     125,536    6.3%
  Medical Waste Services               49,628      43,451   14.2%
  Services Group and Other             21,172      18,094   17.0%
  Elimination of affiliated
    companies' revenues              (123,622)   (112,486)   9.9%
				   ----------  ----------
  Total North American Operations   1,043,365     974,257    7.1%

International Operations              387,416     318,530   21.6%
				   ----------  ----------
  Total Company                    $1,430,781  $1,292,787   10.7%
				   ==========  ==========

       As the table below reflects, revenue growth for the three months ended December 31, 1995 was due principally to acquisitions.

					  Changes in Revenue for
					    Three Months Ended
					       December 31,
					  -----------------------
					     1995         1994
					  ----------   ----------
     Price                                  (2.3)%        5.3%
     Volume                                   --          8.2
     Acquisitions                           11.3         24.7
     Foreign currency translation            1.7          1.1
					    ----         ----
       Total Percentage Increase            10.7%        39.3%
					    ====         ====

     As shown above, acquisitions accounted for revenue growth of 11.3% for the first quarter of fiscal 1996 over the first quarter of the prior year. This growth was largely attributable to the acquisition of Attwoods in December 1994, which resulted in increased revenues principally in the United States and the United Kingdom. Revenues declined 2.3% due to pricing in the first quarter of fiscal 1996 from the prior year first quarter. This decline in pricing was due to the significant decline in the weighted average price of North American recycling commodities and the even sharper decline in recycling commodity prices in Germany during the first quarter; however, increases in revenue due to pricing were experienced in North America in both the collection and landfill businesses. There was no growth in revenues due to volume in the first quarter of fiscal 1996 over the prior year first quarter as the decrease in revenues associated with the decline in North American landfill volumes was offset by increased revenues due to volume in the Company's North American recycling and International operations.

Cost of Operations -

     Cost of operations increased $123 million or 13.3% for the first three months of fiscal 1996, compared with the same period of the prior year. A significant portion of this increase in cost of operations is directly attributable to the acquisition of Attwoods in December 1994 as well as other acquisition activities. Cost of operations as a percent of revenues increased from 71.5% for the three months ended December 31, 1994 to 73.3% for the three months ended December 31, 1995. This increase as a percent of revenues is principally attributable to the decline in revenues due to pricing in the first quarter of fiscal 1996 compared with the same period of the prior year.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $209 million for the first three months of fiscal 1996, an increase of 9.5% over the first three months of last year. SG&A expense as a percent of revenues declined slightly from 14.7% of revenues for the three months ended December 31, 1994 to 14.6% of revenues for the three months ended December 31, 1995. The $18 million increase in SG&A was primarily related to higher goodwill amortization and other costs associated with the Company's acquisition activities, a substantial portion of which were related to the acquisition of Attwoods in December 1994.

Net Interest Expense -

     Net interest expense increased $15 million or 55.0% for the first three months of fiscal 1996 compared with the same period of the prior year, principally as a result of the acquisition of Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates increased slightly for the first three months of fiscal 1996, compared with the same period of the prior year, due principally to improvement in the earnings of certain international affiliates including the equity in earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries is due to lower consolidated earnings reported by Otto Waste Services during the current year compared with last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital of $8.0 million at September 30, 1995, increased to $44.1 million at December 31, 1995. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (6), in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totalling over $400 million are received by the Company.

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, will result in a one-time extraordinary charge to the Company's net income of approximately $11 million, after tax, or approximately $.05 per share, for the quarter ending March 31, 1996. The Debentures have been refinanced with (i) the $400 million of notes issued discussed below and (ii) additional commercial paper borrowings. These transactions will have a favorable effect on the Company's weighted average interest rate.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (collectively, the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     Long-term indebtedness (including $506 million of Otto Waste Services debt, which has not been guaranteed by the Company, and $745 million of Convertible Subordinated Debentures) as a percentage of total capitalization increased from 47% at September 30, 1995 to 48% at December 31, 1995. The ratio would have been 40% at December 31, 1995, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal year 1996 was established at $1.3 billion, in anticipation of attractive business acquisition and development opportunities to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     As of December 31, 1995, there have been no significant changes in balance sheet caption amounts compared with September 30, 1995. Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at September 30, 1995.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and other filings, a case styled Ogden Projects, Inc., et al. v. New Morgan Landfill Company, Inc. ("New Morgan") was filed in the United States District Court for the Eastern District of Pennsylvania. On September 21, 1995, the court ruled that New Morgan, a subsidiary of the Company, did not obtain a permit to construct and operate a landfill as required under the provisions of the Clean Air Act, although the court did not enjoin New Morgan's operation of the landfill or impose civil penalties against New Morgan. On October 5, 1995, the Company filed with the court a motion for reconsideration of the court's ruling, specifically requesting that the court rule that New Morgan has not violated the Clean Air Act and that the plaintiffs' complaint be dis-missed with prejudice. On January 8, 1996, the court withdrew its earlier decision and entered a judgment in favor of New Morgan.

As previously reported, on January 11, 1994, American Ref-Fuel Company of Essex County ("Ref-Fuel"), a New Jersey partnership, entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy (the "NJDEP") regarding alleged violations of air permit requirements. A subsidiary of the Company owns a 50% interest in Ref-Fuel. Ref-Fuel agreed to pay a monetary sanction of $212,600 to settle all outstanding and pending Administrative Orders and Notices of Civil Administrative Penalty Assessments with the NJDEP concerning these alleged violations, including air emission excursions for the period of July 1, 1991 through June 30, 1993. Through
September 30, 1995, Ref-Fuel has paid an additional $34,200 in monetary penalties for occasional self-monitored air emission excursions in excess of those stipulated in the ACO.

In addition to the above-described litigation, the Company and certain subsidiaries are also involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environ-mental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

	12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

	27.     Financial Data Schedule.

(b)     Reports on Form 8-K:

	A Report on Form 8-K dated January 11, 1996 was filed pursuant to "Item 7. Financial Statements and Exhibits," whereby the Company filed certain exhibits required in connection with the Company's offering of 6.10% Senior Notes Due January 15, 2003, and 6.375% Senior Notes Due January 15, 2008, which closed on January 17, 1996.



				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


					BROWNING-FERRIS INDUSTRIES, INC.
						(Company)

					     /s/ Jeffrey E. Curtiss
					--------------------------------
						Jeffrey E. Curtiss
					   Senior Vice President and
					   Chief Financial Officer


Date:  February 9, 1996