Form 10-Q
period 1996-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1996-05-13
CIK 14827

UNITED STATES

		  SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C.  20549

				FORM 10-Q

(Mark One)

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

				   OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission file number 1-6805

			BROWNING-FERRIS INDUSTRIES, INC.
		(Exact name of registrant as specified in its charter)



	Delaware                                       74-1673682
- -----------------------------            ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


	757 N. Eldridge
	Houston, Texas                                  77079
- -------------------------------           ------------------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of May 9, 1996: 212,685,198
       -----------


	      BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

		      CONSOLIDATED STATEMENT OF INCOME
				(Unaudited)

		(In Thousands Except for Per Share Amounts)

  ----------------------------------------------------------------------------
				  Three Months Ended        Six Months Ended
					March 31,               March 31,
				----------------------  ----------------------
				    1996       1995        1996        1995
  ----------------------------------------------------------------------------

  Revenues                      $1,373,887  $1,409,366  $2,804,668  $2,702,153
  Cost of operations             1,026,916   1,006,307   2,075,021   1,931,277
				----------  ----------  ----------  ----------

  Gross profit                     346,971     403,059     729,647     770,876
  Selling, general and
    administrative expense         212,557     210,025     421,071     400,531
				----------  ----------  ----------  ----------

  Income from operations           134,414     193,034     308,576     370,345
  Interest, net                     41,892      40,792      82,869      67,224
  Equity in earnings of
    unconsolidated affiliates      (12,992)    (13,030)    (25,102)    (24,676)
				----------  ----------  ----------  ----------

  Income before income taxes,
    minority interest and extra-
    ordinary item                  105,514     165,272     250,809     327,797
  Income taxes                      42,205      66,109     100,323     131,119
  Minority interest in
    income of consolidated
    subsidiaries                     2,325       6,354       6,492      14,299
				----------  ----------  ----------  ----------
  Income before
    extraordinary item              60,984      92,809     143,994     182,379

  Extraordinary item - loss
    on redemption of debt,
    net of income tax
    benefit of $4,467               12,159          --      12,159          --
				----------  ----------  ----------  ----------

  Net income                    $   48,825  $   92,809  $  131,835  $  182,379
				==========  ==========  ==========  ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                      200,379     198,754     200,128     198,278
				==========  ==========  ==========  ==========




(Continued on following page)

	     BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENT OF INCOME (Continued)
				(Unaudited)

		(In Thousands Except for Per Share Amounts)

  ---------------------------------------------------------------------------
				  Three Months Ended        Six Months Ended
					March 31,               March 31,
				----------------------  ---------------------
				    1996       1995         1996        1995
  ----------------------------------------------------------------------------

  Earnings per common and
    common equivalent share:

    Income before extraordinary
      item                          $   .30    $   .47      $   .72    $   .92

    Extraordinary item                 (.06)        --         (.06)        --
				    -------    -------      -------    -------

    Net income                      $   .24    $   .47      $   .66    $   .92
				    =======    =======      =======    =======

  Cash dividends per
    common share                    $   .17    $   .17      $   .34    $   .34
				    =======    =======      =======    =======












  The accompanying notes are an integral part of these financial statements.


		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

			 CONSOLIDATED BALANCE SHEET

				   ASSETS

			       (In Thousands)

- ------------------------------------------------------------------------
					      March 31,    September 30,
						1996           1995
					     (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  113,106      $   92,808
  Short-term investments                         62,763         104,761
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $35,591 and $39,777           881,022         926,791
    Other                                        52,034          57,015
  Inventories                                    56,984          50,090
  Deferred income taxes                         105,636         116,871
  Prepayments and other                          82,701          73,959
					     ----------      ----------

    Total current assets                      1,354,246       1,422,295
					     ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,565,753 and $2,395,795                3,958,869       3,722,292
					     ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $139,979 and $116,369                     1,790,521       1,768,391
  Other intangible assets, net of
    accumulated amortization of $123,058
    and $142,780                                107,655         116,303
  Deferred income taxes                          94,580          78,689
  Investments in unconsolidated affiliates      279,013         272,205
  Other                                          95,697          80,197
					     ----------      ----------

    Total other assets                        2,367,466       2,315,785
					     ----------      ----------

    Total assets                             $7,680,581      $7,460,372
					     ==========      ==========





The accompanying notes are an integral part of these financial statements.


	     BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEET

	       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

		  (In Thousands Except for Share Amounts)

- --------------------------------------------------------------------------
					      March 31,    September 30,
						1996           1995
					     (Unaudited)
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   60,028      $   62,463
  Accounts payable                              428,440         515,304
  Accrued liabilities -
    Salaries and wages                          104,003         122,656
    Taxes, other than income                     36,099          41,960
    Other                                       420,332         434,855
  Income taxes                                   27,083          53,045
  Deferred revenues                             185,609         184,045
					     ----------      ----------
    Total current liabilities                 1,261,594       1,414,328
					     ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              550,497         568,644
  Deferred income taxes                         100,666         104,645
  Other                                         244,856         220,257
					     ----------      ----------
    Total deferred items                        896,019         893,546
					     ----------      ----------

LONG-TERM DEBT, net of current portion        2,740,798       1,665,804
					     ----------      ----------
CONVERTIBLE SUBORDINATED DEBENTURES                  --         744,944
					     ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,447,740 and
    213,440,672 shares issued                    35,582          35,581
  Additional paid-in capital                  1,808,055       1,801,407
  Retained earnings                           1,348,727       1,328,244
  Treasury stock, 1,028,893 and 1,001,407
    shares, at cost                             (11,882)        (10,494)
  Stock and Employee Benefit Trust,
    12,644,834 and 13,596,325 shares           (398,312)       (412,988)
					     ----------      ----------
    Total common stockholders' equity         2,782,170       2,741,750
					     ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,680,581      $7,460,372
					     ==========      ==========


The accompanying notes are an integral part of these financial statements.


		BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

		     CONSOLIDATED STATEMENT OF CASH FLOWS
				 (Unaudited)

				(In Thousands)

- ----------------------------------------------------------------------------
							Six Months Ended
							    March 31,
						    ------------------------
						       1996          1995
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  131,835    $ 182,379
						    ----------    ---------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                           251,341      232,875
      Goodwill                                          23,729       18,236
      Other intangible assets                           16,667       14,951
    Deferred income tax expense                         10,585       18,704
    Amortization of deferred investment tax credit        (354)        (353)
    Provision for losses on accounts receivable         13,117       13,206
    Gains on sales of fixed assets                      (3,251)      (5,061)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received             (21,496)     (24,676)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                 5,672       12,922
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                 43,942       (1,635)
      Inventories                                       (2,972)     (17,989)
      Other assets                                      16,300        8,102
      Other liabilities                               (190,174)     (26,799)
						    ----------    ---------
    Total adjustments                                  163,106      242,483
						    ----------    ---------
  Net cash provided by operating activities            294,941      424,862
						    ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (467,342)    (427,176)
  Payments for businesses acquired                     (94,662)    (672,450)
  Investments in unconsolidated affiliates             (12,262)      (9,958)
  Proceeds from disposition of assets                   35,231       63,211
  Purchases of short-term investments                       --      (36,848)
  Sales of short-term investments                       44,772      201,924
  Return of investment in unconsolidated
    affiliates                                          15,517       19,270
						    ----------    ---------
  Net cash used in investing activities               (478,746)    (862,027)
						    ----------    ---------

(Continued on following page)


	       BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

	       CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
				(Unaudited)

			      (In Thousands)

- ----------------------------------------------------------------------------
							Six Months Ended
							    March 31,
						    ------------------------
						       1996          1995
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      7,712         6,539
  Proceeds from issuance of indebtedness            1,132,021       795,459
  Repayments of indebtedness                         (866,817)     (252,449)
  Dividends paid                                      (67,659)      (66,880)
						   ----------     ---------
  Net cash provided by financing
    activities                                        205,257       482,669
						   ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES                        (1,154)        4,109
						   ----------     ---------
NET INCREASE IN CASH                                   20,298        49,613
CASH AT BEGINNING OF PERIOD                            92,808        79,131
						   ----------     ---------
CASH AT END OF PERIOD                              $  113,106     $ 128,744
						   ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  87,360     $  66,922
  Income taxes                                      $ 110,351     $ 145,421





The accompanying notes are an integral part of these financial statements.


	BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			   (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjust-ments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year financial state-ments to conform to the current year presentation.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

					       Six Months Ended
						   March 31,
					    --------------------
					      1996         1995
					    -------      -------
Common shares outstanding, end of period    212,419      212,648
Less - Shares held in the Stock and
  Employee Benefit Trust                    (12,645)     (15,000)
					    -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                      199,774      197,648
Effect of using weighted average common
  and common equivalent shares outstanding     (509)        (576)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  863        1,206
					    -------      -------
Shares used in computing earnings
  per share                                 200,128      198,278
					    =======      =======
     Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") are not considered to be outstanding in the computation of common shares outstanding until shares are utilized at the Company's option for the purposes for which the Trust was established.

     The difference between shares for primary and fully diluted earnings per share was not significant in any period. Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect in the periods prior to their redemption in February 1996.

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 (the "6 1/4% Debentures"), which were redeemed in February 1996, and the 7.25% Automatic Common Exchange Securities. The effect of the 6 1/4% Debentures on earnings per share was not significant or was not dilutive for each of the periods presented and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Business Combinations -

    During the current fiscal year, the Company paid approximately $114.5 million (including additional amounts payable, principally to former owners, of $15.6 million and the issuance of 6,529 shares of the Company's common stock valued at $0.2 million) to acquire 63 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest of Pfitzenmeier & Rau ("P&R"), a joint venture previously owned 50% by Otto Waste Services, a 50% owned subsidiary of the Company. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $61.9 million (including $55.0 million related to P&R) and other liabilities of $23.7 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which was a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also had mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depository Shares) and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares that it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company reduced the purchase price of this acquisition by the 80.5 million in deutsche mark (U.S. $56.8 million) received and further adjusted the purchase price for the 1.1 million in deutsche mark (U.S. $700,000) in contingent payments received subsequent to December 31, 1995. The Attwoods acquisition has been accounted for as a purchase.

     In addition to the Attwoods transaction, during the prior fiscal year, the Company paid approximately $191.5 million (including additional amounts payable, principally to former owners, of $9.4 million and the issuance of 262,948 shares of the Company's common stock valued at $8.1 million) to acquire 102 solid waste businesses. These businesses were accounted for as purchases and included the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its 50% owned joint venture in Italy. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $17.8 million and other liabilities of $49.3 million. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination that met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

     The results of all businesses acquired in fiscal years 1996 and 1995 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

      The Company's consolidated results of operations on an unaudited pro forma basis for the first six months of the prior fiscal year, as though the businesses acquired during fiscal year 1995 had been acquired on
October 1, 1994, are as follows (in thousands, except per share amounts):
					     Six Months Ended
					      March 31, 1995
					    ------------------
     Pro forma revenues                         $2,876,472
     Pro forma net income                       $  184,242
     Pro forma earnings per common
       and common equivalent share                    $.93

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1994, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at March 31, 1996, and September 30, 1995, was as follows (in thousands):
					March 31,   September 30,
					  1996          1995
					------------  -------------
  Senior indebtedness:
    6.10% Senior Notes, net of
      unamortized discount of $1,985    $  198,015    $       --
    6.375% Senior Notes, net of
      unamortized discount of $2,143       197,857            --
    7 7/8% Senior Notes, net of
      unamortized discount of $829
      and $875                             299,171       299,125
    7.40% Debentures, net of
      unamortized discount of
      $2,109 and $2,136                    397,891       397,864
    9 1/4% Debentures                      100,000       100,000
    Solid waste revenue bond
      obligations                          149,103       114,079
    Other notes payable                    601,321       585,211
					----------    ----------
					 1,943,358     1,496,279
  Commercial paper and short-term
   facilities to be refinanced             857,468       231,988
					----------    ----------
  Total long-term debt                   2,800,826     1,728,267
  Less current portion                      60,028        62,463
					----------    ----------
  Long-term debt, net of current
    portion                             $2,740,798    $1,665,804
					==========    ==========

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one-time extraordinary charge to the Company's net income of $12.2 million, after tax, or approximately $.06 per share, for the periods ended March 31, 1996. The Debentures were refinanced with (i) the $400 million of notes issued discussed below and (ii) additional commercial paper borrowings to be refinanced through other long-term financings.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long- term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of March 31, 1996 and September 30, 1995 is as follows (amounts in thousands):

				      March 31,    September 30,
					1996           1995
				    ------------   -------------
  United States -
    Commercial paper                  $623,507        $ 34,317
  Germany                              233,961         197,671
				      --------        --------
				      $857,468        $231,988
				      ========        ========

     As of March 31, 1996, distributions from retained earnings could not exceed $1.20 billion under the most restrictive of the Company's net worth maintenance requirements.

(5)  Commitments and Contingencies -

Legal Proceedings.

     The Company and certain subsidiaries are involved in various administrative matters or litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular quarterly or annual reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consoli-dated financial position of the Company.

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

		 MANAGEMENT'S DISCUSSION AND ANALYSIS
	   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net income for the first six months of fiscal 1996 was $131.8 million or $.66 per share. The year-to-date results include an extraordinary charge of $12.2 million, net of income taxes, related to the redemption of $745 million of convertible debentures in February 1996. Net income before the extra-ordinary item was $144.0 million or $.72 per share. These results compare with net income for the same period of the prior year of $182.4 million or $.92 per share. Current year results were negatively affected by a signifi-cant decline in worldwide recycling commodity prices and the severe winter weather experienced in the second quarter in North America and Northern Europe. In North America, apart from recycling operations, results were affected favorably by improved earnings in the collection business, partially due to improved customer pricing, as compared with the same period of the prior year. Year-to-date results were also affected by higher interest expense resulting from increased indebtedness, principally associated with the prior year acquisition of Attwoods plc ("Attwoods") and other acquisitions. Continuing low commodity prices are also expected to have a negative effect on the Company's earnings for the third quarter of fiscal 1996.

     During the first six months of fiscal 1996, the Company concluded
63 acquisitions with a combined annual revenue base of $228 million.
In the first half of fiscal year 1995, the Company acquired Attwoods with estimated annualized revenues of $450 million, net of divested operations. Approximately 80% of Attwoods' revenues, net of divested operations, was derived from collection and landfill operations with the remainder from recycling, medical waste and mineral extraction operations. The Company paid approximately $580 million to acquire this integrated service company with operations in the United States, United Kingdom, the Caribbean and mainland Europe (primarily Germany). Prior year results include the operating results of Attwoods beginning in December 1994.

     EBITDA (defined herein as income from operations plus depreciation and amortization expense) was $600 million for the first six months of fiscal 1996 as compared with $636 million for the first six months of last year.

     The following table presents ratios (shown as a percentage of revenues) that reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

				   Six Months Ended
				 --------------------  Year Ended
				   3/31/96    3/31/95   9/30/95
				 ---------  ---------  ----------
Profitability Margins:
  Gross profit margin              26.0%      28.5%      28.2%
  Income from operations           11.0%      13.7%      13.7%
  Income before income taxes,
    minority interest and
    extraordinary item              8.9%      12.1%      12.0%
  Net income before extra-
    ordinary item                   5.1%(1)    6.7%       6.7%(1)
  Net income                        4.7%(1)    6.7%       6.7%(1)

Ratio of earnings to fixed
  charges                          2.93(1)    4.01       4.04(1)
- ----------
     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (6).)

     The six months ended March 31, 1996, reflected declines in all of the profitability margins presented above. These profitability margins were affected negatively by the decline in the average value of worldwide recycling commodities in the current year and the severe winter weather experienced in the second quarter in North America and Northern Europe.
In North America, despite the mitigating impact of floor price contracts, the average price of recycling commodities for the first six months of fiscal 1996 declined 42% compared with the same period last year. The weighted average market prices in North America for corrugated, office paper and newspaper declined from $125 per ton in the first half of last year to $73 per ton in the comparable current year period. Paper prices have historically been cyclical, but, in the past year, unprecedented changes in recycling commodity prices have been experienced. The Company is currently in the process of implementing a mechanism to adjust recycling customer pricing fast enough to preserve acceptable margins when commodity values decline. Once implemented, this mechanism will allow a more timely adjustment of customer fees to correspond with changing commodity prices, thus lessening recycling earnings volatility. Lower average recycling commodity prices in the current year also negatively affected earnings and related profitability margins in the Company's German operations for the first six months of fiscal 1996 when compared with the same period last year. Profitability margins in the North American collection business improved in the current year over the first six months of last year. Higher profitability in the collection business, which reflected improved pricing, more than offset any impact caused by the harsh winter weather. In the international operations, the Company continued to experience difficulties in attaining performance improvement in its Italian operations and, to a somewhat lesser extent, in its Spanish and Australian operations, despite the continued focus by management on improvement in these areas.

Revenues -

     Revenues for the six months ended March 31, 1996, were $2.80 billion, a 3.8% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

				      Six Months Ended
				   ----------------------     %
				     3/31/96     3/31/95    Change
				   ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                    $1,402,908  $1,334,510    5.1%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers          251,506     262,423   (4.2)%
      Affiliated companies            242,462     230,009    5.4%
				   ----------  ----------
				      493,968     492,432    0.3%

  Recycling Services                  262,606     290,201   (9.5)%
  Medical Waste Services              100,485      91,657    9.6%
  Services Group and Other             41,260      38,552    7.0%
  Elimination of affiliated
    companies' revenues              (242,462)   (230,009)   5.4%
				   ----------  ----------
  Total North American Operations   2,058,765   2,017,343    2.1%

International Operations              745,903     684,810    8.9%
				   ----------  ----------
  Total Company                    $2,804,668  $2,702,153    3.8%
				   ==========  ==========

       As the table below reflects, revenue growth for the six months ended March 31, 1996, was due principally to acquisitions and was offset partially by the negative impact on pricing of lower worldwide recycling commodity prices.
					  Changes in Revenue for
					     Six Months Ended
						 March 31,
					  -----------------------
					     1996         1995
					  ----------   ----------
     Price                                  (3.9)%        5.8%
     Volume                                 (0.5)         8.8
     Acquisitions                            7.4         24.9
     Foreign currency translation            0.8          1.8
					    ----         ----
       Total Percentage Increase             3.8%        41.3%
					    ====         ====

     As shown above, acquisitions accounted for revenue growth of 7.4% for the first six months of fiscal 1996 over the same period of the prior year. This growth was attributable in part to the acquisition of Attwoods in December 1994, which resulted in increased revenues principally in the United States and the United Kingdom. Revenues declined 3.9% due to pricing in the first half of fiscal 1996 from the first six months of the prior fiscal year. This decline in pricing was due to the significant decline in the weighted average price of North American recycling commodities and the even sharper decline in weighted average recycling commodity prices in Germany during the first six months of the current year from the same period last year; however, increases in revenue due to pricing were experienced in North America in the collection business and, to a lesser extent, in the landfill and medical waste businesses. There was a decline in revenues due to volume in the first six months of fiscal 1996 compared with the same prior year period. The change in revenue due to volume was affected negatively by the severe winter weather in the second quarter of fiscal 1996 in North America and Northern Europe, particularly in the Netherlands. In addition to inclement weather, the decline in landfill volumes in the current year compared to the first half of fiscal 1995 resulted from self-imposed restricted volumes, the closing of certain sites and the loss of disposal contracts.

Cost of Operations -

     Cost of operations increased $144 million or 7.4% for the first six months of fiscal 1996, compared with the same period of the prior year.
Most of this increase in cost of operations is attributable to businesses acquired, including the acquisition of Attwoods in December 1994. Cost of operations as a percent of revenues increased from 71.5% for the six months ended March 31, 1995 to 74.0% for the six months ended March 31, 1996. This increase as a percent of revenues is principally attributable to the decline in revenues due to lower worldwide recycling commodity prices in the first half of fiscal 1996 compared with the same period of the prior year.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $421 million for the first six months of fiscal 1996, an increase of 5.1% over the same period last year. SG&A expense as a percent of revenues increased slightly from 14.8% of revenues for the six months ended March 31, 1995 to 15.0% of revenues for the six months ended March 31, 1996. The $21 million increase in SG&A was primarily related to higher costs (including goodwill amortization) associated with the Company's acquisition activities, a substantial portion of which was related to the acquisition of Attwoods in December 1994. The increase in SG&A as a percent of revenues in the first half of fiscal 1996 compared with the same period of fiscal 1995 resulted principally from the decline in revenues due to lower worldwide recycling commodity prices between the periods.

Net Interest Expense -

      Net interest expense increased $16 million or 23.3% for the first six months of fiscal 1996 compared with the same period of the prior year, principally as a result of acquisition activities, including the acquisition of Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates did not change significantly between the periods. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries is due to lower consolidated earnings reported by Otto Waste Services during the current year compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital of $8.0 million at September 30, 1995, increased to $92.7 million at March 31, 1996. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (6), in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totalling over $400 million are received by the Company.

     As discussed in Note (4), on January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one-time extraordinary charge to the Company's net income of approximately $12.2 million, after tax, or approximately $.06 per share, during the quarter ended March 31, 1996. The Debentures have been refinanced with (i) the $400 million of notes issued discussed below and (ii) additional commercial paper borrowings. These transactions have a favorable effect on the Company's weighted average interest rate.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     Long-term indebtedness (including $548 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 50% as of March 31, 1996, up from 47% at September 30, 1995. The ratio would have been 42% at March 31, 1996, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal year 1996 was established at $1.3 billion in anticipation of attractive business acquisition and development opportunities, to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replace-ment capital needs in the Company's core business. Due to the lower than expected performance of the Company to date in the current fiscal year, management has reduced anticipated capital spending for fiscal 1996 by $200 million to $1.1 billion to preserve cash flow. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     Cash flows from operating activities declined to $294.9 million for the six months ended March 31, 1996 from $424.9 million reported for the same period last year, principally as a result of lower earnings and the decrease in cash associated with the change in other liabilities, offset partially by increased depreciation and amortization and the increase in cash attributable to the change in trade receivables. The decrease in other liabilities resulted primarily from the decline in accounts payable associated with capital spending and other items, increased bonus payments in fiscal 1996 reflective of higher prior year earnings and increased payments associated with environmental and landfill accruals.

     As of March 31, 1996, there have been no significant changes in balance sheet caption amounts compared with September 30, 1995, and there have been no material changes in the Company's financial condition from that reported at September 30, 1995, except as disclosed herein.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and other filings, Region IX of the United States Environmental Protection ("EPA") issued a Finding and Notice of Violation to BFI Medical Waste Systems of Arizona, Inc.("BFI Medical Waste"), a subsidiary of the Company, for alleged opacity and permit violations at a medical waste incinerator BFI Medical Waste operates in Maricopa County, Arizona. In February, 1996, BFI Medical Waste agreed to pay a monetary sanction of $125,000 in full settlement of the alleged violations.

In addition to the above-described litigation, the Company and certain sub-sidiaries are also involved in various other administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environ-mental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

While the final resolution of any such litigation or such other matters may have an impact on the Company's consolidated financial results for a particular quarterly or annual reporting period, management believes that the ultimate disposition of such litigation or such other matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

On March 6, 1996, the Company held its Annual Meeting of Stockholders. The matters voted on were (1) the election of four nominees to serve as directors for three-year terms and (2) the approval of the selection of Arthur Andersen LLP as auditors for the Company's 1996 fiscal year.

In the election for directors, Gerald Grinstein received 175,640,376 votes and 1,682,748 votes were withheld; Norman A. Myers received 175,659,842 votes and 1,663,282 votes were withheld; Bruce E. Ranck received 175,638,227 votes and 1,684,897 votes were withheld; and William D. Ruckelshaus received 175,593,669 votes and 1,729,455 votes where withheld. In the approval of auditors, the holders of 176,539,190 shares voted for, the holders of 327,065 shares voted against, and the holders of 456,869 shares abstained from voting on the matter. There were no broker nonvotes on any of the proposals pre-sented at the 1996 Annual Meeting of Stockholders.



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

	  4.    Third Amendment, dated February 20, 1996, to
		Rights Agreement, dated as of June 1, 1988, between the Company and First Chicago Trust Company of New York as successor Rights Agent.

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


BROWNING-FERRIS INDUSTRIES, INC.
	(Company)


/s/ Jeffrey E. Curtiss
__________________________
Jeffrey E. Curtiss
Senior Vice President and
Chief Financial Officer


Date:  May 10, 1996