Form 10-Q
period 1996-06-30
BROWNING FERRIS INDUSTRIES INC
filed 1996-08-12
CIK 14827

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ___________

Commission file number 1-6805

                      BROWNING-FERRIS INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                                   74-1673682
     -------------------------------         ---------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


           757 N. Eldridge
            Houston, Texas                                   77079
 --------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (713) 870-8100
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X .  No     .
                                               ----      ----

Indicate the number of shares outstanding of the issuer's common stock, as of August 8, 1996: 212,502,287

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

- ----------------------------------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                ----------------------  --------------------
                                  1996       1995         1996       1995
- ----------------------------------------------------------------------------
Revenues                      $1,471,368  $1,550,083  $4,276,036  $4,252,236
Cost of operations             1,115,350   1,104,966   3,190,371   3,036,243
                              ----------  ----------  ----------  ----------

Gross profit                     356,018     445,117   1,085,665   1,215,993
Selling, general and
  administrative expense         221,216     226,432     642,287     626,963
                              ----------  ----------  ----------  ----------

Income from operations           134,802     218,685     443,378     589,030
Interest, net                     42,577      41,784     125,446     109,008
Equity in earnings of
  unconsolidated affiliates      (13,816)    (14,910)    (38,918)    (39,586)
                              ----------  ----------  ----------  ----------
Income before income taxes,
  minority interest and
  extraordinary item             106,041     191,811     356,850     519,608
Income taxes                      42,417      76,724     142,740     207,843
Minority interest in
  income of consolidated
  subsidiaries                     1,602       8,820       8,094      23,119
                              ----------  ----------  ----------  ----------
Income before
  extraordinary item              62,022     106,267     206,016     288,646

Extraordinary item - loss
  on redemption of debt,
  net of income tax
  benefit of $4,467                   --          --      12,159          --
                              ----------  ----------  ----------  ----------
Net income                    $   62,022  $  106,267  $  193,857  $  288,646
                              ==========  ==========  ==========  ==========
Number of common and common
  equivalent shares used
  in computing earnings
  per share                      200,932     199,636     200,395     198,731
                              ==========  ==========  ==========  ==========


(Continued on following page)

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

- -----------------------------------------------------------------------------

                                Three Months Ended       Nine Months Ended
                                      June 30,                June 30,
                              ----------------------  -----------------------
                                  1996       1995         1996        1995
- -----------------------------------------------------------------------------
Earnings per common and
  common equivalent share:

  Income before extraordinary
    item                        $   .31    $   .53      $  1.03    $  1.45

  Extraordinary item                 --         --         (.06)        --
                                -------    -------      -------    -------
  Net income                    $   .31    $   .53      $   .97    $  1.45
                                =======    =======      =======    =======
Cash dividends per
  common share                  $   .17    $   .17      $   .51    $   .51
                                =======    =======      =======    =======





  The accompanying notes are an integral part of these financial statements.

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (In Thousands)

- ------------------------------------------------------------------------

                                               June 30,    September 30,
                                                1996           1995
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   85,093      $   92,808
  Short-term investments                         54,572         104,761
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $39,365 and $39,777           947,429         926,791
    Other                                        49,981          57,015
  Inventories                                    51,500          50,090
  Deferred income taxes                         104,674         116,871
  Prepayments and other                          86,036          73,959
                                             ----------      ----------

    Total current assets                      1,379,285       1,422,295
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,672,485 and $2,395,795                4,024,337       3,722,292
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $151,133 and $116,369                     1,810,752       1,768,391
  Other intangible assets, net of
    accumulated amortization of $123,131
    and $142,780                                115,629         116,303
  Deferred income taxes                          88,378          78,689
  Investments in unconsolidated affiliates      313,014         272,205
  Other                                          96,538          80,197
                                             ----------      ----------

    Total other assets                        2,424,311       2,315,785
                                             ----------      ----------

    Total assets                             $7,827,933      $7,460,372
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements.

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                    (In Thousands Except for Share Amounts)

- ------------------------------------------------------------------------

                                               June 30,    September 30,
                                                1996           1995
                                             (Unaudited)
- ------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   67,555      $   62,463
  Accounts payable                              443,463         515,304
  Accrued liabilities -
    Salaries and wages                          124,399         122,656
    Taxes, other than income                     42,441          41,960
    Other                                       440,386         434,855
  Income taxes                                   31,742          53,045
  Deferred revenues                             190,071         184,045
                                             ----------      ----------
    Total current liabilities                 1,340,057       1,414,328
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              528,266         568,644
  Deferred income taxes                         101,824         104,645
  Other                                         258,981         220,257
                                             ----------      ----------
    Total deferred items                        889,071         893,546
                                             ----------      ----------

LONG-TERM DEBT, net of current portion        2,773,047       1,665,804
                                             ----------      ----------
CONVERTIBLE SUBORDINATED DEBENTURES                  --         744,944
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,395,109 and
    213,440,672 shares issued                    35,573          35,581
  Additional paid-in capital                  1,776,606       1,801,407
  Retained earnings                           1,353,979       1,328,244
  Treasury stock, 1,031,929 and 1,001,407
    shares, at cost                             (11,944)        (10,494)
  Stock and Employee Benefit Trust,
    11,326,078 and 13,596,325 shares           (328,456)       (412,988)
                                             ----------      ----------
    Total common stockholders' equity         2,825,758       2,741,750
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,827,933      $7,460,372
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

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

- ----------------------------------------------------------------------------

                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1996          1995
- ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  193,857    $ 288,646
                                                    ----------    ---------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                           384,981      348,526
      Goodwill                                          34,725       30,147
      Other intangible assets                           25,086       22,560
    Deferred income tax expense                         20,005       30,528
    Amortization of deferred investment tax credit        (530)        (530)
    Provision for losses on accounts receivable         20,427       19,957
    Gains on sales of fixed assets                      (3,984)      (7,447)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received              (2,086)     (18,755)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                 7,299       19,378
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                (33,896)     (28,424)
      Inventories                                        2,139      (15,769)
      Other assets                                      15,765       17,008
      Other liabilities                               (115,787)     (13,185)
                                                    ----------   ----------
    Total adjustments                                  354,144      403,994
                                                    ----------   ----------
  Net cash provided by operating activities            548,001      692,640
                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (656,628)    (615,646)
  Payments for businesses acquired                    (162,722)    (735,208)
  Investments in unconsolidated affiliates             (92,389)     (33,301)
  Proceeds from disposition of assets                   44,383      173,566
  Purchases of short-term investments                       --      (37,546)
  Sales of short-term investments                      273,647      201,924
  Return of investment in unconsolidated
    affiliates                                          37,863       28,085
                                                    ----------   ----------
  Net cash used in investing activities               (555,846)  (1,018,126)
                                                    ----------   ----------


(Continued on following page)

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                 (Unaudited)

                                (In Thousands)

  ----------------------------------------------------------------------------

                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1996          1995
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                     12,189        13,791
  Proceeds from issuance of indebtedness              979,813       914,705
  Repayments of indebtedness                         (888,715)     (483,059)
  Dividends paid                                     (101,615)     (100,469)
                                                    ---------     ---------
  Net cash provided by financing
    activities                                          1,672       344,968
                                                    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                        (1,542)        2,785
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH                        (7,715)       22,267
CASH AT BEGINNING OF PERIOD                            92,808        79,131
                                                    ---------     ---------
CASH AT END OF PERIOD                               $  85,093     $ 101,398
                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $ 109,663     $  92,230
  Income taxes                                      $ 134,161     $ 191,781





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

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                              Nine Months Ended
                                                   June 30,
                                            --------------------
                                              1996         1995
                                            -------      -------
Common shares outstanding, end of period    212,363      212,971
Less - Shares held in the Stock and
  Employee Benefit Trust                    (11,326)     (14,854)
                                            -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                      201,037      198,117
Effect of using weighted average common
  and common equivalent shares outstanding   (1,505)        (774)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  863        1,388
                                            -------      -------
Shares used in computing earnings
  per share                                 200,395      198,731
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

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 (the "6 1/4% Debentures"), which were redeemed in February 1996, and the 7.25% Automatic Common Exchange Securities. The effect of the 6 1/4% Debentures on earnings per share was not significant or was not dilutive in the periods prior to their redemption in February 1996 and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Business Combinations -

    During the current fiscal year, the Company paid approximately $214.2 million (including additional amounts payable, principally to former owners, of $20.0 million and the issuance of 964,910 shares of the Company's common stock valued at $28.1 million) to acquire 87 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest of Pfitzenmeier & Rau ("P&R"), a joint venture previously owned 50% by Otto Waste Services, a 50% owned subsidiary of the Company. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $62.7 million (including $55.0 million related to P&R) and other liabilities of $29.4 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

     In addition to the Attwoods transaction, during the prior fiscal year, the Company paid approximately $191.5 million (including additional amounts payable, principally to former owners, of $9.4 million and the issuance of 262,948 shares of the Company's common stock valued at $8.1 million) to acquire 102 solid waste businesses. These businesses were accounted for as purchases and included the acquisition of the remaining 50% ownership interest outstanding of Servizi Industriali S.r.l., its joint venture in Italy. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $17.8 million and other liabilities of $49.3 million. The Company also exchanged 397,221 shares of its common stock and assumed liabilities and equity of $5.6 million in connection with one business combination that met the criteria to be accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated.

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

     The Company's consolidated results of operations on an unaudited pro forma basis for the first nine months of the prior fiscal year, as though the businesses acquired during fiscal year 1995 had been acquired on October 1, 1994, are as follows (in thousands, except per share amounts):

                                             Nine Months Ended
                                               June 30, 1995
                                            ------------------
     Pro forma revenues                         $4,442,942
     Pro forma net income                       $  291,088
     Pro forma earnings per common
       and common equivalent share                   $1.46

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1994, nor should they be viewed as indicative of future results of operations.

(4)  Long-Term Debt -

     Long-term debt at June 30, 1996, and September 30, 1995, was as follows (in thousands):

                                         June 30,     September 30,
                                           1996           1995
                                        ------------  -------------
  Senior indebtedness:
    6.10% Senior Notes, net of
      unamortized discount of $1,912    $  198,088    $       --
    6.375% Senior Notes, net of
      unamortized discount of $2,097       197,903            --
    7 7/8% Senior Notes, net of
      unamortized discount of $806
      and $875                             299,194       299,125
    7.40% Debentures, net of
      unamortized discount of
      $2,095 and $2,136                    397,905       397,864
    9 1/4% Debentures                      100,000       100,000
    Solid waste revenue bond
      obligations                          149,115       114,079
    Other notes payable                    824,660       585,211
                                        ----------    ----------
                                         2,166,865     1,496,279
  Commercial paper and short-term
   facilities to be refinanced             673,737       231,988
                                        ----------    ----------
  Total long-term debt                   2,840,602     1,728,267
  Less current portion                      67,555        62,463
                                        ----------    ----------
  Long-term debt, net of current
    portion                             $2,773,047    $1,665,804
                                        ==========    ==========

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one- time extraordinary charge to the Company's net income of $12.2 million, after tax, or approximately $.06 per share. The Debentures were refinanced with (i) the $400 million of notes discussed below and (ii) additional commercial paper borrowings to be refinanced through other long-term financings.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long- term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of June 30, 1996 and September 30, 1995 is as follows (amounts in thousands):

                                      June 30,     September 30,
                                        1996           1995
                                    ------------   -------------
  United States -
    Commercial paper                  $453,862        $ 34,317
  Germany                              219,875         197,671
                                      --------        --------
                                      $673,737        $231,988
                                      ========        ========

     As of June 30, 1996, distributions from retained earnings could not exceed $1.27 billion under the most restrictive of the Company's net worth maintenance requirements.

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

(6)  Reorganization -

     During June 1996, the Company announced the reorganization of its North American operating business structure, effective September 1, 1996. The Company's previous organization divided North America into 45 divisions reporting to 6 regional offices and operations were conducted from approximately 400 districts. The new organization divides North America into 13 market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The future costs associated with this reorganization will be expensed as incurred.

(7)  Automatic Common Exchange Securities -

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the first nine months of fiscal 1996 was $193.9 million or $.97 per share. The year-to-date results include an extraordinary charge of $12.2 million, net of income taxes, related to the redemption of $745 million of convertible debentures in February 1996. Net income before the extraordinary item was $206.0 million or $1.03 per share. These results compare with net income for the same period of the prior year of $288.6 million or $1.45 per share. Current year results were negatively affected by a significant decline in worldwide recycling commodity prices and, to a lesser extent, higher disposal expenses in certain North American collection operations in the third quarter and the more severe winter weather experienced in the second quarter in North America and Northern Europe compared with the prior year. In North America, apart from the significant decline in earnings from recycling operations, results were affected favorably by improved earnings in the collection business, partially due to improved customer pricing, as compared with the same period of the prior year. Unusually high legal costs recorded in the third quarter of the prior year and a reduction in incentive compensation in the current year also offset partially the decline in earnings of the Company. Year-to-date results were also affected by higher interest expense resulting from increased indebtedness, principally associated with the prior year acquisition of Attwoods plc ("Attwoods") and other acquisitions. Continuing low commodity prices are also expected to have a negative effect on the Company's earnings for the remainder of fiscal 1996.

     During the first nine months of fiscal 1996, the Company concluded 87 acquisitions with a combined annual revenue base of $297 million. In the first half of fiscal year 1995, the Company acquired Attwoods with estimated annualized revenues of $450 million, net of divested operations. Approximately 80% of Attwoods' revenues, net of divested operations, was derived from collection and landfill operations with the remainder from recycling, medical waste and mineral extraction operations. The Company paid approximately $580 million to acquire this integrated service company with operations in the United States, United Kingdom, the Caribbean and mainland Europe (primarily Germany). Prior year results include the operating results of Attwoods beginning in December 1994.

     EBITDA (defined herein as income from operations plus depreciation and amortization expense) was $888 million for the first nine months of fiscal 1996 as compared with $990 million for the first nine months of last year.

     The following table presents ratios (shown as a percentage of revenues) that reflect certain profitability trends of the Company's operations and shows the Company's ratios of earnings to fixed charges.

                                   Nine Months Ended
                                 --------------------  Year Ended
                                   6/30/96    6/30/95   9/30/95
                                 ---------  ---------  ----------
Profitability Margins:
  Gross profit margin              25.4%      28.6%      28.2%
  Income from operations           10.4%      13.9%      13.7%
  Income before income taxes,
    minority interest and
    extraordinary item              8.3%      12.2%      12.0%
  Net income before extra-
    ordinary item                   4.8%(1)    6.8%       6.7%(1)
  Net income                        4.5%(1)    6.8%       6.7%(1)

Ratio of earnings to fixed
  charges                          2.84 (1)    4.13      4.04 (1)
- ----------

     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common
          Exchange Securities.  (See Note (7).)

     The nine months ended June 30, 1996, reflected declines in all of the profitability margins presented above. These profitability margins were affected negatively by the decline in the average value of worldwide recycling commodities in the current year and, to a lesser extent, the more severe winter weather experienced in the second quarter in North America and Northern Europe than in the prior year. In North America, despite the mitigating impact of floor price contracts, the average price of recycling commodities for the first nine months of fiscal 1996 declined 53% compared with the same period last year. The weighted average market prices in North America for corrugated, office paper and newspaper declined from $149 per ton in the first nine months of last year to $62 per ton in the comparable current year period. Paper prices have historically been cyclical, but, in the past year, unprecedented changes in recycling commodity prices have been experienced. The Company is continuing to implement a mechanism to adjust recycling customer pricing fast enough to preserve acceptable margins when commodity values decline. Once fully implemented, this mechanism should provide a more timely adjustment of customer fees to correspond with changing commodity prices, thus lessening recycling earnings volatility. Lower average recycling commodity prices in the current year also negatively affected earnings and related profitability margins in the Company's German operations for the first nine months of fiscal 1996 when compared with the same period last year. Operating income as a percentage of revenues in the North American collection business improved in the current year over the first nine months of last year while gross profit remained relatively flat. Higher profitability in the collection business, which reflected improved pricing, more than offset any impact caused by the winter weather in the second quarter and the increased disposal costs experienced in the third quarter of fiscal 1996. In the international operations, the Company continued to experience difficulties in attaining performance improvement in its German and Italian operations and, to a somewhat lesser extent, in its Spanish and Australian operations, despite the continued focus by management on improvement in these areas.

     During June 1996, the Company announced the reorganization of its North American operating business structure, effective September 1, 1996. The Company's previous organization divided North America into 45 divisions reporting to 6 regional offices and operations were conducted from approximately 400 districts. The new organization divides North America into 13 market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. The new organization should better focus the Company on customer service, improving asset utilization and controlling costs. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The future costs associated with this reorganization will be expensed as incurred.

Revenues -

     Revenues for the nine months ended June 30, 1996, were $4.28 billion, a slight increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                     Nine Months Ended
                                   ----------------------     %
                                     6/30/96     6/30/95    Change
                                   ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                    $2,132,372  $2,047,335    4.2%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers          391,307     402,386   (2.8)%
      Affiliated companies            378,014     356,634    6.0%
                                   ----------  ----------
                                      769,321     759,020    1.4%

  Recycling Services                  397,274     500,923  (20.7)%
  Medical Waste Services              150,225     139,839    7.4%
  Services Group and Other             62,830      60,088    4.6%
  Elimination of affiliated
    companies' revenues              (378,014)   (356,634)   6.0%
                                   ----------  ----------
  Total North American Operations   3,134,008   3,150,571   (0.5)%

International Operations            1,142,028   1,101,665    3.7%
                                   ----------  ----------
  Total Company                    $4,276,036  $4,252,236    0.6%
                                   ==========  ==========

     As the table below reflects, revenue growth for the nine months ended June 30, 1996, was due principally to acquisitions and was offset largely by the negative impact on pricing of lower worldwide recycling commodity prices.

                                          Changes in Revenue for
                                            Nine Months Ended
                                                 June 30,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
     Price                                  (5.9)%        7.0%
     Volume                                  0.1          7.0
     Acquisitions                            6.3         21.7
     Foreign currency translation            0.1          2.7
                                            ----         ----
       Total Percentage Increase             0.6%        38.4%
                                            ====         ====

     As shown above, acquisitions accounted for revenue growth of 6.3% for the first nine months of fiscal 1996 over the same period of the prior year. This growth was attributable in part to the acquisition of Attwoods in December 1994, which resulted in increased revenues principally in the United States and the United Kingdom. Revenues declined 5.9% due to pricing in the first nine months of fiscal 1996 from the same period of the prior fiscal year. This decline in pricing was due to the significant decline in the weighted average price of North American recycling commodities and the even sharper decline in weighted average recycling commodity prices in Germany during the first nine months of the current year from the same period last year. However, increases in revenue due to pricing were experienced in North America in the collection business and, to a lesser extent, in the landfill and medical waste businesses. Revenues increased slightly due to volume in the first nine months of fiscal 1996 compared with the same prior year period due to increased volumes in recycling operations offset by reductions in collection and disposal volumes. The change in revenue due to volume was affected negatively by the more severe winter weather in the second quarter of fiscal 1996 in North America and Northern Europe, particularly in the Netherlands, than was experienced last year. Additionally, landfill volumes were also affected negatively in the current year compared to the first nine months of fiscal 1995 due to self-imposed restricted volumes, the closing of certain sites and the loss of disposal contracts.

Cost of Operations -

     Cost of operations increased $154 million or 5.1% for the first nine months of fiscal 1996, compared with the same period of the prior year. Most of this increase in cost of operations is attributable to businesses acquired, including the acquisition of Attwoods in December 1994. Cost of operations as a percent of revenues increased from 71.4% for the nine months ended June 30, 1995 to 74.6% for the nine months ended June 30, 1996. This increase as a percent of revenues is principally attributable to the decline in revenues due to lower worldwide recycling commodity prices in the first nine months of fiscal 1996 compared with the same period of the prior year.

Selling, General and Administrative Expense (SG&A) -

     SG&A expense was $642 million for the first nine months of fiscal 1996, an increase of 2.4% over the same period last year. SG&A expense as a percent of revenues increased slightly from 14.7% of revenues for the nine months ended June 30, 1995 to 15.0% of revenues for the nine months ended June 30, 1996.
The $15.3 million increase in SG&A was primarily related to higher costs (including goodwill amortization) associated with the Company's acquisition activities, a substantial portion of which was related to the acquisition of Attwoods in December 1994. The increase in SG&A expense was offset partially by the reduction in incentive compensation in the current year based on lower earnings and the unusually high legal costs recorded in the third quarter of fiscal 1995. The increase in SG&A as a percent of revenues in the first nine months of fiscal 1996 compared with the same period of fiscal 1995 resulted principally from the decline in revenues due to lower worldwide recycling commodity prices between the periods.

Net Interest Expense -

     Net interest expense increased $16.4 million or 15.1% for the first nine months of fiscal 1996 compared with the same period of the prior year, principally as a result of acquisition activities, including the acquisition of Attwoods in December 1994.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates declined slightly between the periods primarily due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services, offset by increased earnings from other equity investees. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries is due to lower consolidated earnings reported by Otto Waste Services during the current year compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital of $8.0 million at September 30, 1995, increased to $39.2 million at June 30, 1996. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (7), in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totalling over $400 million are received by the Company no later than June 30, 1998.

     As discussed in Note (4), on January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one-time extraordinary charge to the Company's net income of approximately $12.2 million, after tax, or approximately $.06 per share. The Debentures have been refinanced with (i) the $400 million of notes issued discussed below and (ii) additional commercial paper borrowings. These transactions have a favorable effect on the Company's weighted average interest rate.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     Long-term indebtedness (including $536 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 50% as of June 30, 1996, up from 47% at September 30, 1995. The ratio would have been 42% at June 30, 1996, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal year 1996 was established at $1.3 billion in anticipation of attractive business acquisition and development opportunities, to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business. Due to the lower than expected performance of the Company to date in the current fiscal year, management has reduced anticipated capital spending for fiscal 1996 by $100 million to $1.2 billion to preserve cash flow. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     Cash flows from operating activities declined to $548.0 million for the nine months ended June 30, 1996 from $692.6 million reported for the same period last year, principally as a result of lower earnings and the decrease in cash associated with the change in other liabilities offset partially by increased depreciation and amortization. The decrease in other liabilities resulted primarily from the decline in accounts payable associated with capital spending and other items, increased bonus payments in fiscal 1996 reflective of higher prior year earnings and increased payments associated with environmental and landfill accruals.

     As of June 30, 1996, there have been no significant changes in balance sheet caption amounts compared with September 30, 1995, and there have been no material changes in the Company's financial condition from that reported at September 30, 1995, except as disclosed herein.

                        PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and other filings, a subsidiary of the Company, CECOS International, Inc. ("CECOS"), is a party to a consent order with the U.S. Environmental Protection Agency, one aspect of which concerns a leachate pretreatment system that CECOS agreed to construct at one of its closed facilities. By letter dated March 16, 1994, the USEPA has demanded $528,500 in stipulated penalties due to CECOS's alleged failure to commence timely start-up of the leachate pretreatment system that is presently operating. On March 28, 1996, the USEPA filed a lawsuit styled United States of America v. CECOS International, Inc. in the United States District Court for the Southern District of Ohio, seeking payment of such stipulated penalties. CECOS is vigorously defending the imposition of this proposed penalty. Management of the Company is unable to conclude whether the ultimate monetary sanction in this matter, if any, will be more than $100,000.

As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1992, on April 27, 1992, a subsidiary of the Company paid the City of Philadelphia $1,600,000 as restitution and in settlement of any claims the City might have brought relating to the disposal at a City-owned treatment plant of non-hazardous waste material alleged to have been inconsistent with the authorization granted by the City. In making the payment, the subsidiary did not admit liability for such activities. The Environmental Protection Agency and the United States Attorney for the Southern District of Pennsylvania (the "U.S. Attorney") have continued to investigate this matter and the Company has continued to fully cooperate with such investigation. The Company has recently been advised that the U.S. Attorney intends to initiate criminal proceedings against the subsidiary, although no proceedings have currently been initiated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

               10.  Amendment to Deferral Agreement, dated June 5, 1996, to
                    Deferral Agreement, dated as of December 28, 1988, between the Company and William D. Ruckelshaus.


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


                                          BROWNING-FERRIS INDUSTRIES, INC.
                                                     (Company)



                                                  /s/ Bruce E. Ranck
                                        ----------------------------------------
                                                    Bruce E. Ranck
                                                     President and
                                                Chief Executive Officer




                                                 /s/ Jeffrey E. Curtiss
                                        ----------------------------------------
                                                   Jeffrey E. Curtiss
                                                Senior Vice President and
                                                 Chief Financial Officer


Date:  August 12, 1996

                              INDEX TO EXHIBITS




10   Amendment to Deferral Agreement, dated June 5, 1996, to
     Deferral Agreement, dated as of December 28, 1988, between the Company and William D. Ruckelshaus.


12   Computation of Ratio of Earnings to Fixed Charges of
     Browning-Ferris Industries, Inc. and Subsidiaries.


27   Financial Data Schedule.