Form 10-K
period 1996-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1996-12-04
CIK 14827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________.

      Commission File Number 1-6805.

                         --------------------------

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


Registrant's telephone number, including area code: (281) 870-8100.

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
--------------------------------   ---------------------------------------------

Common Stock, $.16-2/3 par value     New York Stock Exchange, Inc.

                                     Chicago Stock Exchange Incorporated

                                     Pacific Stock Exchange Incorporated

7.25% Automatic Common Exchange      New York Stock Exchange, Inc.
Securities
                                     Chicago Stock Exchange Incorporated

                                     Pacific Stock Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X       No
                                                    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.             X
                           ---

The approximate aggregate market value of common stock held by non-affiliates of the registrant: $5.7 billion, computed on the basis of $26.88 per share, closing price of the common stock on the New York Stock Exchange, Inc. on December 2, 1996.

There were 212,577,062 shares of the registrant's common stock, $.16-2/3 par value, outstanding as of December 2, 1996.




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

                               TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

   ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      North American Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         COLLECTION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         POST-COLLECTION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
           Landfills  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
           Transfer Stations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
           Medical Waste  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
           Recycling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         SERVICES GROUP AND OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
      International Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
      Waste-To-Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
      Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
      Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
      Waste Disposal Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
      Corporate Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
      Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
      Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

   ITEM 2. PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

   ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
      Environmental Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART II.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .  19

   ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS  . . . . . . . . .  23

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .  82

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82

PART IV.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . . . . . . .  82
      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82
      Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82
      Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  89

                                    PART I.


ITEM 1.  BUSINESS.

GENERAL

Browning-Ferris Industries, Inc. is one of the largest publicly-held companies that engages, through its subsidiaries and affiliates, in providing waste services. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid waste and industrial wastes. BFI is also involved in waste-to- energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations.

The terms "BFI" and "Company" refer to Browning-Ferris Industries, Inc., a Delaware corporation incorporated on October 26, 1970, and are used herein to include its subsidiaries, affiliates and predecessors, unless the context requires otherwise. BFI's executive offices are located at 757 N. Eldridge, Houston, Texas 77079. The Company's mailing address is P.O. Box 3151, Houston, Texas 77253, and its telephone number is (281) 870-8100.

The Company (including unconsolidated affiliates) operates in approximately 450 locations in North America and approximately 300 locations outside North America and employs approximately 43,000 persons. No single customer or operating location accounts for a material amount of BFI's revenue or net income.

During fiscal 1996, the Company began implementing a strategic refocus to emphasize internal growth rather than external growth and to more closely align the Company's performance objectives with its shareholders' interests. To support this strategy, the Company realigned its North American operating organization, revised its financial strategies, implemented revised incentive compensation plans for employees and reduced its capital expenditures budget for fiscal 1997 as compared to historic levels of such expenditures. See below and also "Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

In August 1996, the Company realigned its North American operating organization along functional lines into five groups: sales and marketing, collection, post-collection, business development, and business analysis. Each functional group is led by an officer in Houston who reports to the Company's chief operating officer. The Company's six North American regions and forty-five divisions were consolidated into thirteen market areas, each of which includes area vice presidents responsible for one of the five functional groups within the market area. Each market area is headed by a market area vice president who reports directly to the Company's chief operating officer and is responsible for coordinating the activities of the functional area vice presidents within his market area. The realignment is intended to increase the expertise and efficiency of each function, improve and integrate customer service, accelerate company-wide adoption of best practices and increase oversight and discipline respecting capital expenditures.

The Company's international operations (excluding Canada) are aligned into two operational areas, Europe and the Pacific Rim, and report to the Chairman of BFI International, Inc. in Houston. BFI Europe, from its regional office in the Netherlands, oversees the Company's operations in Finland, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom. Management oversight for operations in Australia, the Dominican Republic, Hong Kong, Kuwait and New Zealand and the coordination of expansion into new markets outside Europe are provided from the corporate office in Houston.

Management of the operations in each country is carried out by a country manager, and in some cases where the operations are larger or more extensive, by country managers, with one of the country managers being an experienced BFI expatriate employee and the other an experienced national manager. The Company believes that strong national management in each country of operation is extremely important, together with support from the corporate office in Houston and BFI's regional office in Europe, in areas of accounting, compliance, legal, technical, sales and market development. BFI has implemented a divisional market structure in several countries which permits and encourages increased growth opportunities in more localized markets.

The Company's revised long-term financial goals are to: (i) generate cash returns on assets in excess of the weighted average cost of capital; (ii) increase profits at a faster pace than the increase in revenues; and (iii) maintain a strong credit rating appropriate for supporting business operations. To more closely align management interests to shareholder interests, the Company has also revised its long-term incentive compensation plans for management to reallocate a significant portion of their stock option participation to performance-based restricted stock that will vest only as certain performance measures are attained.

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

The table below reflects for each of the three years ended September 30, 1996, the total revenues contributed by the Company's principal lines of business under the operating structuring in effect during such periods.

                                        Contribution to Consolidated Revenues
                                                    (in millions)
                                               Year Ended September 30,
                                        -------------------------------------
                                          1996           1995           1994
                                         ------         ------         ------
North American Operations
-------------------------

Collection Services - Solid Waste        $2,886         $2,758         $2,360

Transfer and Disposal - Solid Waste       1,050          1,026            885

Recycling Services                          531            675            359

Medical Waste Services                      200            189            161

Services Group and Other                     89             83             83

Elimination of Affiliated Companies'
  Revenues                                 (513)          (483)          (392)
                                         ------         ------         ------

Total North American Operations           4,243          4,248          3,456

International Operations                  1,536          1,531            859
------------------------                 ------         ------         ------

Total Company                            $5,779         $5,779         $4,315
                                         ======         ======         ======



Total assets at September 30, 1996, 1995 and 1994 were $7,601 million, $7,460 million and $5,797 million, respectively.


In the fourth quarter of fiscal 1996, the Company reported pre-tax special charges of $447 million ($362 million or $1.80 per share after income taxes). The special charges during the fourth quarter resulted primarily from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations, close certain recycling facilities not expected to achieve desired performance objectives, and write down to fair value the Company's investment in the Azusa, California, landfill. See Note (4) of Notes to Consolidated Financial Statements.

                           NORTH AMERICAN OPERATIONS

COLLECTION

BFI collects solid waste in approximately 300 operating locations in 45 states, Puerto Rico and Canada. These operations provide solid waste collection services for commercial establishments, industrial plants, medical institutions, and governmental and residential units. BFI uses approximately 1 million containers and approximately 10,000 specially equipped collection trucks in its North American waste collection operations.

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

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas of the Company's operations. Prices for solid waste collection services are determined locally, principally by the volume, weight and type of wastes collected, treatment required, risks involved in handling or disposing of the wastes, collection frequency, disposal costs, distance to final disposal sites, quantity and type of equipment furnished to the customer and other competitive factors. The Company's ability to pass on cost increases is often influenced by competitive and other factors. Long-term residential solid waste collection contracts often include a formula for adjusting fees, generally based on published price indices, to cover increases in certain operating costs.

The Company is the largest provider of medical waste services in North America and collects infectious and pathological waste materials from approximately 153,000 customers.

The Company also collects recyclable materials, principally paperboard, office paper and other paper products, in North American from approximately 7 million households, including curbside customers, and for approximately 203,000 commercial and industrial customers. The Company's recycling collection contracts often provide for the customers' participation in price increases or price decreases on resale of recycled commodities.

POST-COLLECTION

Landfills

Sanitary landfilling is the primary method employed by the Company for final disposal of the segment of the solid waste stream that is not recycled. BFI currently operates 104 solid waste landfill sites in North America, 18 of which are operated under contracts with municipalities or others. The Company has approximately 16,000 acres permitted as landfill disposal sites, consisting of acres in unopened and unlined landfill cells, acres in filled and capped landfill cells which are in open landfill sites, and acres in open landfill cells. The acreage shown does not reflect the volume (or "airspace") available for disposal, which depends on the vertical space as well as the surface acres. BFI does not currently own or lease a landfill site in every metropolitan area in which it is engaged in solid waste collection; however, the Company intends to continue to seek, where advisable, ownership or lease of disposal facilities in all such areas. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by others in those communities in which it does not operate its own landfill sites.

Transfer Stations

BFI operates 103 solid waste transfer stations where solid wastes are compacted for transfer to final disposal facilities. Transfer stations are used for the purpose of either (i) reducing costs associated with transporting waste to final disposal sites, or (ii) better utilizing the Company's disposal sites. Where practical, transfer and recycling functions are combined at the same transfer station to form "Trancycleries."(TM)

Medical Waste

The Company owns or operates 30 treatment sites using either incineration or autoclaving (steam sterilization) technology. One additional treatment site is in the permitting process.

Recycling

The Company currently operates 146 recycleries in North America which receive, process and dispose of recyclable materials. During fiscal 1996 the Company closed 12 recycling facilities due to the continuing weakness in recycled commodity prices, and plans to close additional facilities during fiscal 1997. The Company operates a centralized materials marketing group with the objective of establishing longer-term customer relationships and agreements with purchasers of recycled commodities. The Company has developed relationships with numerous other companies to assure municipalities and other customers of continuous and diversified resale markets. In order to reduce the impact of the price volatility that is inherent in this business segment, the Company has included floor pricing provisions in a large number of its fiber resale contracts.

The Company also engages in organic materials recycling and/or disposal, tire recycling and other alternative energy concepts such as biomass fuels. The Company currently operates more than 40 organic processing centers. BFI also produces and markets decorative bark, mulch, compost and organic soils to secure a market for organic materials collected.

SERVICES GROUP AND OTHER

The Company also rents and services portable restroom facilities and provides street and parking lot sweeping. The Company may also participate, to a limited extent, in the end-use development of certain BFI landfills that have reached permitted capacity and other real and personal property in which it has an interest. From time to time, the Company sells or otherwise disposes of surplus land and other real or personal property and reflects any gain or loss from such transactions in the results of operations for the period in which the transactions occur.


                            INTERNATIONAL OPERATIONS

The Company is involved in waste collection, processing, disposal and/or recycling operations in approximately 300 locations (including locations of unconsolidated affiliates) in Australia, the Dominican Republic, Finland, Germany, Hong Kong, Italy, Kuwait, the Netherlands, New Zealand, Spain, Switzerland and the United Kingdom. European operations comprise the largest number of operating locations outside North America.

The Company currently collects solid waste in approximately 175 locations and operates 60 landfill sites in its international operations (including, in each case, locations of unconsolidated affiliates). The Company also has 56 recycleries and 56 transfer stations in its international operations and uses approximately 310,000 containers and approximately 4,400 specially equipped collection trucks in its international waste collection operations.

The Company owns 50% of the stock of Otto Entsorgungsdienstleistungen GmbH ("Otto Waste Services"), which is primarily engaged in providing collection and recycling services under long-term contracts with municipalities in Germany and Duales System Deutschland GmbH, the non-governmental organization responsible for the collection and processing of certain recyclable materials in Germany. During fiscal 1996, the Company reported consolidated revenues of approximately $662 million applicable to Otto Waste Services.

During fiscal 1996, the Company announced its intention to divest its Italian operations. Although the Company intends to complete the sale during fiscal 1997, the Company does not have an agreement to sell the operations and cannot determine at present the timing, or terms of such divestiture. See Note (4) of Notes to Consolidated Financial Statements.

                                WASTE-TO-ENERGY

The Company and Air Products and Chemicals, Inc. ("Air Products"), headquartered in Allentown, Pennsylvania, are each 50% general partners in partnerships that design, build, own and operate facilities that burn solid waste and recover energy and other materials. These partnerships market their capabilities under the name American Ref-Fuel(R).

In April 1996, Air Products announced its intention to divest its partnership interests in American Ref-Fuel. Air Products has advised the Company that it does not currently have an agreement to sell its partnership interests and cannot determine at the present the timing of any such sale. Air Products has the right (and the Company has a reciprocal right) under the buy-sell provisions of an agreement between the companies to designate a price and to submit offers to the Company which would require the Company to either purchase Air Products' partnership interests in American Ref-

Fuel, or sell the Company's partnership interests to Air Products, in either case, at the designated price. In the event Air Products elected to initiate the buy-sell procedure, the Company would have at least 180 days to respond to the buy-sell offers. Additionally, the agreement requires that Air Products obtain the Company's consent before transferring its interest in American Ref-Fuel, which consent can not be unreasonably withheld.

American Ref-Fuel currently operates five waste-to-energy facilities. Four of these facilities, which are located in Hempstead (Long Island), New York, Essex County, New Jersey, Niagara Falls, New York and Rochester, Massachusetts, have capacities of approximately 800,000 to 1,300,000 tons per year. A fifth facility, located in Preston, Connecticut, has a capacity of approximately 250,000 tons per year.

Four of the facilities owned by American Ref-Fuel partnerships utilize the solid waste mass-burning technology of the German firm, Deutsche Babcock Anlagen GmbH ("DBA"), for which American Ref-Fuel is a licensee in North America. This technology has been utilized successfully for over 30 years in Europe and elsewhere.

In June 1996, American Ref-Fuel completed its acquisition of a 90% interest in the SEMASS Partnership, which owns the SEMASS Resource Facility in Rochester, Massachusetts. The facility, which has a capacity of approximately 1,300,000 tons per year, utilizes a shred-and-burn process developed by Energy Answers Corporation, an Albany, New York based company which had been managing general partner of the facility since the plant's design phase.

In connection with four of the existing American Ref-Fuel projects, both the Company and Air Products have delivered, and in connection with any future projects may be required to deliver, support agreements for certain project indebtedness of each of the respective subsidiary partners. See Note (11) of Notes to Consolidated Financial Statements for information concerning these obligations.

The Company's equity and loan investments in American Ref-Fuel's waste-to-energy projects were approximately $192 million at September 30, 1996. American Ref-Fuel's business is very capital intensive and its ability to raise capital is an important factor in its competitiveness in the waste services industry. When feasible, American Ref-Fuel attempts to finance its projects with tax exempt bonds due to the lower interest costs. During fiscal 1997, the Company plans to evaluate select acquisition opportunities presented by American Ref-Fuel.

All waste-to-energy facilities must meet rigid environmental laws and regulations. Existing laws and regulations can be changed or administered so as to affect the design, construction, startup or operation of such facilities. Management believes that the technologies employed at its facilities are capable of meeting anticipated future changes in laws and regulations; however, there can be no assurance that required environmental and other permits will be issued for any planned project. See "Regulation" and "Waste Disposal Risk Factors."

                                   REGULATION

All of the Company's principal business activities in the United States are governed by federal, state and local laws and regulations pertaining to public health and the environment, as well as transportation laws and regulations. These regulatory systems are complex and are subject to change.

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

In recent years, a number of communities have instituted "flow control" requirements, which typically require that waste collected within a particular area be deposited at a designated facility. In May 1994, the U.S. Supreme Court ruled that a flow control ordinance was inconsistent with the Commerce Clause of the Constitution of the United States. A number of lower federal courts have struck down similar measures. Although the U.S. Congress has considered legislation that would partially grant flow control authority under the Commerce Clause, no legislation has been enacted. In the future, the U.S. Congress may consider bills that could at least partially overturn these court decisions and immunize particular governmental actions (for example, flow control mandates that were in place prior to the 1994 U.S. Supreme Court decision) from Commerce Clause scrutiny.

Similarly, the U.S. Supreme Court has consistently held that state and local measures that seek to restrict the importation of extraterritorial waste or tax imported waste at a higher rate are unconstitutional. To date, congressional efforts to enable states to, under certain circumstances, impose differential taxes on out-of-state waste or restrict waste importation have not been successful.

In the absence of federal legislation, certain local laws that directly or indirectly divert waste flows to designated facilities may be unenforceable, and discriminatory taxes and waste importation restrictions should continue to be subject to judicial invalidation. If the U.S. Congress adopts legislation allowing for certain types of flow control or restricting the importation of waste, or if legislation affecting interstate transportation of waste is adopted at the federal or state level, such legislation could adversely affect the Company's waste collection, transportation, treatment and disposal operations.

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

In October 1991, the EPA issued its final regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"), which set forth minimum federal performance and design criteria for municipal solid waste landfills. All Subtitle D regulations are in effect, except for the financial assurance requirements which the EPA has deferred to April 1997, although many states have already implemented financial assurance programs. Management of BFI believes that these regulations will have a favorable long-term impact on its landfill operations, but meeting these regulatory requirements has resulted in increased costs.

Under the Clean Air Act, the EPA proposed regulations in May 1991 that require extensive methane gas collection systems to be installed at many of the Company's landfills. These regulations, as revised, were finalized in 1996 and will be phased in through the adoption of state regulations and implementation plans. The Company has proceeded to design, permit and install gas extraction and control systems at many of its facilities and believes these systems substantially comply with EPA regulations. The Company is also seeking operating or other applicable permits for these activities. In addition, landfills located in those areas of the country that do not meet prescribed air quality standards may require more costly control systems.

State financial responsibility regulations, adopted in various forms, require owners or operators of waste disposal facilities and underground storage tanks to demonstrate the financial ability to respond to and correct sudden and accidental pollution occurrences, as well as non-sudden or gradual pollution occurrences. To meet these requirements, the Company has secured Environmental Impairment Liability ("EIL") insurance coverage in amounts the Company believes are in compliance with federal and state law. Under the current EIL policy, which is collateralized, the Company must reimburse the carrier for any losses. It is possible that the Company's net income could be adversely affected in a particular reporting period in the event of significant environmental impairment claims.

Many state regulations also require owners or operators of waste disposal facilities to provide assurance of their financial ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The federal Subtitle D regulations require all states to adopt financial assurance regulations that meet the federal standards. The Company has generally relied upon its consolidated financial position to issue corporate guarantees, or has utilized letters of credit to satisfy these requirements. The EPA has proposed a financial test and corporate guarantee for use by private Subtitle D facilities, which, if adopted, would afford the Company a cost effective method to satisfy the financial assurance requirements. The Company has also established a captive insurance company that is being used to provide insurance as a recognized means of demonstrating this financial assurance. The Company has had success and is continuing its efforts to secure acceptance of captive-issued insurance policies which serve as a cost-effective alternative to certain other forms of financial assurance, such as letters of credit.

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

Competition is encountered primarily from publicly-held and numerous locally-owned private solid waste services companies and, to a lesser degree, from municipalities and other governmental units with respect to residential solid waste collection and solid waste sanitary landfills. Intense competition in pricing and type and quality of services offered is encountered. Some competitors in certain markets have increased competitive pressure by their willingness to accept lower pricing to maintain market share.


                          WASTE DISPOSAL RISK FACTORS

There are serious, sometimes unforeseeable, business risks and potentially substantial cost exposures associated with the establishment, ownership and operation of solid waste sanitary landfill sites and other types of waste processing and disposal facilities. These risk factors include, but are not limited to: (i) the difficulty of obtaining permits to expand or establish new sites and facilities and public and private opposition to the location, expansion and operation of these facilities, (ii) governmental actions at all levels that seek to restrict the interstate movement of waste for disposal, which can result in declining volumes of waste available for disposal at some facilities, (iii) costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site cleanup, other remedial work and maintenance and long-term care obligations, (iv) the obligation to manage possible adverse effects on the environment, (v) regulations requiring demonstration of financial responsibility and conformance to prescribed or changing standards and methods of operation, (vi) judicial and administrative proceedings regarding alleged possible adverse environmental and health effects of landfills or other treatment and disposal facilities, and
(vii) reduction in the volume of solid waste available for direct landfill disposal in certain states because of governmental incentives to reduce the daily volume of waste that may be disposed of, initiatives that require waste recycling, minimization or composting and because of incineration in large waste-to- energy facilities. See also "Waste-To-Energy", "Regulation" and "Legal Proceedings - Environmental Proceedings."

BFI has periodically undertaken or been required, and may in the future undertake or be required, to cease or to alter substantially its operations at existing waste disposal sites, to implement new construction standards at existing facilities and to add additional monitoring, post-closure maintenance or corrective measures at waste disposal sites. Compliance with the Subtitle D regulations has required costly expenditures by the Company and may in the future require additional expenditures. See "Regulation" for information concerning capital expenditures relating to environmental and health laws and regulations and Notes (2) and (8) of Notes to Consolidated Financial Statements.

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

The economic viability of certain waste-to-energy facilities may be adversely affected by (i) the availability of commercially reasonable energy sales contracts; (ii) the availability of landfills for the disposal of ash residue, bypass and nonprocessible waste; (iii) existing and proposed governmental standards applicable to the disposal of ash residue that could limit the number of sites available for such disposal; (iv) air emission standards applicable to the facilities, (v) the possible lower cost of other alternatives for waste disposal and (vi) the continuing uncertainty with respect to the enforceability of local flow control laws. Waste-to-energy facilities may also be adversely affected by many of the same factors that are currently impacting other waste disposal facilities.

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

With respect to international operations, the profitability and risks associated with these operations can also be affected, to a greater or lesser extent depending on the foreign country in which the operations are located, by changes in national economies, financial and political policies, war, invasion, social instability, currency fluctuations and other risk factors associated with operations in foreign countries.


                             CORPORATE DEVELOPMENT

The Company's corporate development program will evaluate opportunities to expand its customer base by entering into new domestic and international markets, broadening the type of services offered and acquiring businesses and properties. However, the Company expects a reduction in capital expenditures for acquisitions and other corporate development activities during fiscal 1997 as compared to historic levels of such expenditures, with an increased emphasis on achieving returns over time at targeted amounts in excess of the Company's cost of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company also intends to divest certain domestic and international business assets and operations that are not expected to achieve desired performance objectives. When investing in capital-intensive facilities such as landfills, the Company faces the risk that required permits will not be obtained or renewed. If permits are not ultimately obtained and maintained, the value of such facilities can be substantially impaired, which could adversely affect future results of operations. See "North American Operations - Post-Collection
- Landfills"  and "Regulation."


                              CAPITAL EXPENDITURES

Capital expenditures were approximately $1.2 billion in fiscal 1996, consisting of $256 million for acquired businesses. Approximately $391 million was expended in connection with internal market development projects, municipal contracts and investment in affiliates and $579 million related to additions and replacements of capital items for existing operations, including existing landfill cell development. See Notes (5), (6) and (7) of Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional financing information.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their positions (including their principal areas of responsibility with the Company) and their respective ages are as follows:

Name                       Position                                       Age *
----                       --------                                       -----
Bruce E. Ranck             President, Chief Executive Officer              47
                           and Director (1)

Norman A. Myers            Vice Chairman, Chief Marketing                  60
                           Officer and Director (1)

J. Gregory Muldoon         Executive Vice President and                    42
                           Chief Operating Officer

Jeffrey E. Curtiss         Senior Vice President and                       48
                           Chief Financial Officer

Hugh J. Dillingham, III    Senior Vice President                           47
                           Post Collection

Sandra D. Glatzau          Senior Vice President                           44
                           Marketing and Sales

J. Frederick Snyder        Senior Vice President                           43
                           Collection

Rufus Wallingford          Senior Vice President                           56
                           and General Counsel

David R. Hopkins           Vice President, Controller                      53
                           and Chief Accounting Officer

Louis A. Waters            Chairman and Chief Executive Officer of BFI     58
                           International, Inc. and Director (1)(2)

________________
* As of December 3, 1996.
(1)      Serves on the Executive Committee of the Board of Directors.
(2)      Serves on the Finance Committee of the Board of Directors.

Mr. Ranck was elected President and Chief Executive Officer in October 1995, having served as President and Chief Operating Officer of the Company since November 1991 and as Executive Vice President (Solid Waste Operations-North America) from October 1989 to November 1991. Prior to that time, he served the Company as a Regional Vice President in one of the Company's former regions for a period in excess of five years. Mr. Ranck has been a director of the Company since March 1990. He also serves as a director of Furon Co. and as a director or trustee of several educational and charitable organizations.

Mr. Myers was elected a director in 1978, Chief Marketing Officer in March 1981 and Vice Chairman of the Board in December 1982. He was initially elected a Vice President in December 1970 and became an Executive Vice President in July 1976. Mr. Myers is a director of My Friends, a foundation for children in crisis.

Mr. Muldoon was elected Executive Vice President and Chief Operating Officer in May, 1996 having served as Senior Vice President (Corporate Development) since September 1992 and as Vice President (Operations) since December 1991. He joined the Company in 1980 as a market development representative and from 1983 to 1988 served as a district manager in several locations. From early 1989 until October 1990, he served as President of CECOS International, Inc., a subsidiary of the Company, through the discontinuation of its hazardous waste business. He then served as Regional Vice President of one of the Company's former regions from October 1990 to November 1991.

Mr. Curtiss became Senior Vice President and Chief Financial Officer of the Company in January 1992. Before that time, he served from August 1989 to January 1992 as Executive Vice President, Chief Financial Officer and a director of Heritage Media Corporation, an American Stock Exchange-listed company based in Dallas.

Mr. Dillingham was elected Senior Vice President, Post Collection (formerly Senior Vice President (Processing and Disposal)) in March 1993, having served as Vice President (Disposal Operations) since December 1991. Prior to his election, he served as Divisional Vice President of Disposal Operations in one of the Company's former regions, and has over eighteen years of experience with the Company in landfill operations. Mr. Dillingham serves as a director of the Wildlife Habitat Council.

Ms. Glatzau was elected Senior Vice President, Sales and Marketing in September, 1996. In May 1995, Ms. Glatzau was appointed Corporate Vice President - Marketing and Sales, and from March, 1992 through April, 1995, she served as Corporate Vice President - Investor Relations. Ms. Glatzau joined the Company in 1978 and served the Company at various levels including sales representative, regional sales trainer and sales manager and as Divisional Vice President of Marketing and Sales for one of the Company's former regions.

Mr. Snyder was elected Senior Vice President, Collection in September, 1996. From 1989 through May 1996, Mr. Snyder served as Regional Vice President in two of the Company's former regions. Mr. Snyder joined the Company in 1976 and served as a District Manager from 1977 through 1989.

Mr. Wallingford became Senior Vice President and General Counsel of the Company in January 1994. Prior to that time, he was a senior partner with the law firm of Fulbright & Jaworski L.L.P., Houston, Texas, for a period in excess of five years. Mr. Wallingford also serves as a director of the Children's Museum in Houston, Texas.

Mr. Hopkins, who was a Divisional Vice President and Assistant Controller prior to becoming Controller of the Company in September 1986, joined the Company in September 1980. He was elected a Vice President and named Chief Accounting Officer in December 1986. From September 1991 to January 1992, he served as acting Chief Financial Officer of the Company.

Mr. Waters has served as Chairman and Chief Executive Officer of BFI International, Inc. since May 1991 and as President of BFI International, Inc. from March 1993 to October 1996. He also serves as Chairman of the Finance Committee of the Company and as a member of the Executive Committee of the Company. He served as Chairman of the Executive Committee from September 1980 until 1988 and as Chairman of the Board of the Company from August 1969 to September 1980. Mr. Waters serves as a director or trustee of several business, educational and charitable organizations.

All officers of the Company (including executive officers) are elected by the Board of Directors, generally at its meeting held the day of the annual meeting of stockholders or as soon thereafter as practicable. Each officer is elected to hold office until his successor shall have been chosen and shall have qualified or until his death or the effective date of his resignation or removal. Subject to Board of Director approval, the annual meeting of stockholders is scheduled to be held March 5, 1997 in Houston, Texas.

ITEM 2. PROPERTIES.

In its operations, the Company uses specially-equipped trucks, containers and compactors. The Company also owns and/or operates sanitary landfill sites throughout the United States and Canada, and in the United Kingdom, Germany, Hong Kong, the Netherlands, New Zealand, Spain, Australia and Italy. See "Business - North American Operations - Collection" and "Business - North American Operations - Landfills" and Notes (6) and (8) of Notes to Consolidated Financial Statements.

The Company leases its executive offices which are located at 757 N. Eldridge, Houston, Texas. The Company also owns real estate, buildings and other physical properties, which it employs in its daily operations in a large number of its operating locations. The Company also leases a substantial portion of its transfer stations, offices, storage and shop space. See Notes (6) and (11) of Notes to Consolidated Financial Statements.

BFI believes that its property and equipment is well-maintained and adequate for its current needs. Although during fiscal 1997 BFI expects a reduction in capital expenditures when compared to historic levels of such expenditures, substantial investments are expected to be made in additional property and equipment for expansion, for replacement of assets as they reach the end of their useful lives and in connection with corporate development activities. See "Business - Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain of the Company's property and equipment is subject to mortgages and liens securing payment of portions of Company indebtedness. See Notes (9) and (11) of Notes to Consolidated Financial Statements for information with respect to mortgage and lease obligations on these properties.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites) (see "Environmental Proceedings"), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

While the final resolution of any such litigation or such other matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of such litigation or such other matters will not have a materially adverse effect upon the consolidated financial position of the Company.

ENVIRONMENTAL PROCEEDINGS

The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. However, management believes that in the normal course of doing business, companies in the waste disposal industry, including the Company, are faced with governmental enforcement proceedings and resulting fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste disposal sites. The possibility always exists that such expenditures could be substantial, which would have a negative impact on earnings for a particular reporting period. Management of BFI believes that the existence of these proceedings does not provide an accurate reflection of the Company's operating policies, procedures and capabilities, although the Company will have to respond to those issues in filings required to be made with respect to its operations in certain jurisdictions. In any event, management of the Company believes that the ultimate resolution of such proceedings will neither individually nor in the aggregate have a materially adverse effect upon the consolidated financial position of the Company.

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

The Company is participating in potentially responsible party ("PRP") groups at 98 waste disposal sites listed on the EPA's National Priority List, which sites may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Complete settlements with other members of the PRP groups and/or the EPA have been negotiated with respect to 69 of these sites. Partial settlements have been negotiated with regard to 13 of the sites. These settlements had no material effect on the Company's results of operations or consolidated financial position. Further, the Company has received information requests relating to 67 additional sites on the EPA's National Priority List. For 45 of these sites, the Company has determined that it is not a PRP. The Company's PRP status at the remaining 22 sites has not yet been determined. The number of Superfund sites with which the Company is involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company might be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties.

Management routinely reviews each site requiring corrective action (including Superfund sites) in which the Company is involved, considering its role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which it was associated, and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a party's identification as a potentially responsible party, due to the many complex issues that must be addressed in determining the magnitude of the contamination at the site. The process for addressing contamination at a site usually includes technical investigations, selection of a remedy and implementation of the remedy selected. In many cases, the expenditures related to actual corrective action may be incurred over a number of years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

A subsidiary of the Company, CECOS International, Inc. ("CECOS"), is a party to a consent order with the U.S. Environmental Protection Agency, one aspect of which concerns a leachate pretreatment system that CECOS agreed to construct at one of its closed facilities. By letter dated March 16, 1994, the USEPA has demanded $528,500 in stipulated penalties due to CECOS's alleged failure to commence timely start-up of the leachate pretreatment system that is presently operating. On March 28, 1996, the USEPA filed a lawsuit styled United States of America v. CECOS International, Inc. in the United States District Court for the Southern District of Ohio, seeking payment of such stipulated penalties. CECOS is vigorously contesting this matter. Management of the Company is unable to conclude whether the ultimate monetary sanction in this matter, if any, will be more than $100,000.

On April 27, 1992, a subsidiary of the Company paid the City of Philadelphia $1,600,000 as restitution and in settlement of any claims the City might have brought relating to the disposal at a City-owned treatment plant of non-hazardous waste material alleged to have been inconsistent with the authorization granted by the City. The Environmental Protection Agency and the United States Attorney for the Southern District of Pennsylvania (the "U.S. Attorney") have continued to investigate this matter and the Company has continued to fully cooperate with such investigation. The subsidiary has recently entered into a plea agreement with the U.S. Attorney calling for the subsidiary to enter a plea of guilty to three felony counts, one of which charges a violation of the Clean Water Act, and pay a fine of $3,000,000, together with a contribution of $1,500,000 to a program or programs designed to benefit the environment in the Southern Pennsylvania area. The subsidiary will also make restitution payments in the amount of $642,000 to various publicly owned treatment works in the Philadelphia area.

On March 6, 1991, Region VI of the EPA filed an administrative proceeding entitled In the Matter of Chemical Reclamation Services, Avalon, Texas. The complaint alleged that Chemical Reclamation Services ("CRS"), a former subsidiary of the Company, failed to comply with certain notification requirements under RCRA and under regulations established under the Texas hazardous waste management program. The complaint sought a proposed monetary sanction against CRS in the amount of $229,500 and a claim for indemnity had been made against the Company. In September 1996, the Company agreed to pay a monetary sanction of $32,250, which represents one-half of the total monetary sanction imposed upon CRS, in full settlement of the alleged violations.

On March 9, 1991, CECOS was named in a civil administrative complaint, entitled In the Matter of CECOS International, Inc., initiated by Region II of the EPA. This complaint alleges that CECOS landfilled certain waste generated by General Motors Corporation, that by definition contained polychlorinated biphenyls in excess of the regulatory limit, rather than incinerating such waste, and that CECOS failed to test the waste in accordance with the requirements of its permits. The original complaint sought monetary sanctions against CECOS in the amount of $14,150,000. In September 1996, the EPA withdrew certain of its allegations resulting in a reduction in the monetary sanctions sought to $2,975,000. CECOS is vigorously contesting the allegations in the complaint. Management of the Company is currently unable to determine whether the ultimate monetary sanction, if any, will be more than $100,000.

In 1991, American Ref-Fuel Company of Essex County ("Ref-Fuel"), a New Jersey partnership, received notices from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") alleging violations of its stormwater discharge permit. On December 1, 1991, Ref-Fuel entered into an Administrative Consent Order ("ACO") and has paid monetary sanctions in the amount of $487,000. On November 8, 1996, NJDEPE terminated the ACO stating that all required obligations have been fulfilled. A subsidiary of the Company owns a 50% interest in Ref-Fuel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

BFI's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. The table below sets forth by fiscal quarter, for the fiscal years ended September 30, 1995 and 1996, the high and low sales prices of BFI's Common Stock on the New York Stock Exchange
- Composite Transactions, as reported in The Wall Street Journal.

                            Fiscal Year 1995              Fiscal Year 1996
                       -------------------------     --------------------------
                        High               Low        High                Low
                       -------           -------     -------            -------
First Quarter          $32-3/8           $25-5/8     $31-7/8            $27-3/8
Second Quarter          34-1/4            27-1/8      32-5/8             28
Third Quarter           37-7/8            32-3/4      32-7/8             27-7/8
Fourth Quarter          40-5/8            30          29-1/8             21-3/8

As of December 3, 1996, there were approximately 17,900 holders of record of BFI Common Stock.

In June 1988, the Company's Board of Directors adopted a Preferred Stock Purchase Rights Plan and in connection therewith declared a dividend of one Preferred Stock Purchase Right (a "Right") on each outstanding share of the Company's Common Stock and on each share subsequently issued until separate Rights certificates are distributed or the Rights expire or are redeemed. See Note (13) of Notes to Consolidated Financial Statements for more detailed information concerning these Rights.

BFI has paid cash dividends on its Common Stock each year since 1950. Cash dividends are paid quarterly. During each of fiscal 1995 and 1996, 68 cents was paid in dividends on each share of Common Stock. The most recently declared quarterly cash dividend on the Common Stock was 17 cents per share. The payment of dividends or other distributions on, or with respect to, the Common Stock is limited by provisions of the Company's Multicurrency Revolving Credit Agreement and Revolving Credit Agreement. See Note (9) of Notes to Consolidated Financial Statements for a description of these credit agreements. The amount available for payment of dividends or distributions on or with respect to Common Stock pursuant to the most restrictive of such limitations was approximately $945 million on September 30, 1996, after giving effect to cash dividends paid or declared through September 30, 1996. BFI currently expects to continue the payment of dividends, although future dividend payments will depend on BFI's earnings, financial needs and other factors.

Due to the nature of the Company's business, the Company or its competitors receives unfavorable publicity from time to time, which can result in aberrational market conditions for the Company's securities.

Item 6. - Selected Financial Data

            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1996.

-----------------------------------------------------------------------------
                                       Year Ended September 30,
                   ----------------------------------------------------------
                     1996        1995       1994        1993        1992
-----------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)
Operating
 Statement Data:

Revenues          $5,779,277  $5,779,351  $4,314,541 $3,478,830  $3,277,635


Income before
 special charges
 and extra-
 ordinary item    $  273,014  $  384,561  $  283,973 $  213,910  $  175,607

Income (loss)
 before extra-
 ordinary item    $  (89,172) $  384,561  $  283,973 $  197,440  $  175,607


Net income
 (loss)           $ (101,331) $  384,561  $  278,710 $  197,440  $  175,607

Income (loss)
 per common and
 common equiv-
 alent share -

  Income (loss)
   before extra-
   ordinary item      $(0.44)      $1.93       $1.52      $1.15       $1.11

  Net income (loss)   $(0.50)      $1.93       $1.49      $1.15       $1.11

Cash dividends per
 common share         $  .68       $ .68       $ .68      $ .68       $ .68





(Continued on Following Page)

-----------------------------------------------------------------------------
                                       Year Ended September 30,
                   ----------------------------------------------------------
                     1996        1995       1994        1993        1992
-----------------------------------------------------------------------------
                           (In Thousands Except for Per Share Amounts)
Balance Sheet Data:

Property and
 equipment, net  $3,920,721  $3,722,292  $3,049,767  $2,515,709  $2,263,653


Total assets     $7,600,906  $7,460,372  $5,796,955  $4,295,642  $4,067,524


Senior long-term
 debt            $2,766,885  $1,665,804  $  713,680  $  333,689  $  349,183


Convertible
 subordinated
 debentures      $       --  $  744,944  $  744,949  $  744,949  $  744,949


Common stock-
 holders' equity $2,510,278  $2,741,750  $2,391,680  $1,532,603  $1,460,406



Cash Flow Data:

Capital
 expenditures    $  935,382  $  929,596  $  694,475  $  606,240  $  531,239

Payments for
  businesses
  acquired       $  188,451  $  769,369  $  398,734  $   83,786  $   21,644

Cash flows from
 operating
 activities      $  856,843  $1,030,489  $  693,928  $  613,965  $  577,007

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's operations, financial performance and results, as well as material set forth elsewhere herein, includes statements that are not historical facts. Such statements are forward- looking statements based on the Company's expectations and as such, these statements are subject to uncertainty and risk. These statements should be read in conjunction with the "Regulation", "Competition" and "Waste Disposal Risk Factors" sections of this document which describe many of the external factors that could cause the Company's actual results to differ materially from the Company's expectations.

RESULTS OF OPERATIONS

     The Company's fiscal 1996 results were disappointing. Annual results were heavily influenced by the significant decline in worldwide recycling commodity prices experienced over the course of the past fiscal year and pre-tax special charges of $447 million ($362 million or $1.80 per share after income taxes) taken in the fourth quarter. As a result, the Company reported a net loss of $101 million for fiscal 1996. These fiscal 1996 results also include the after-tax extraordinary item ($12 million or $.06 per share after income taxes) associated with the $745 million of Convertible Subordinated Debentures redeemed during the second quarter of fiscal 1996. Before considering special charges and the extraordinary item, net income for the current fiscal year was $273 million. These fiscal 1996 results compare with net income for the prior fiscal year of $385 million. Fiscal 1996 revenues were unchanged from the prior fiscal year at $5.8 billion.

     As stated above, the decline in the average value of worldwide recycling commodities in the current year had a significant negative impact on the Company's fiscal 1996 results, particularly in North America and in Germany.
In North America, apart from the significant decline in earnings from recycling operations, operating results were affected favorably by increased earnings in the collection business, partially due to improved customer pricing, and by reduced incentive compensation costs, as compared with the prior year. Current year results were also affected negatively by higher interest expense resulting from increased indebtedness, principally associated with the prior year acquisition of Attwoods plc ("Attwoods") and other acquisitions. A continuation of low recycling commodity prices is expected to continue to negatively affect the Company's earnings into fiscal 1997.

     The special charges of $447 million included in the fiscal 1996 results of operations resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The special charges also included a writedown to fair value of the Company's investment in the Azusa, California landfill. This writedown was a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including recent adverse decisions by California judicial and regulatory authorities, bearing on the site's ability to accept municipal solid waste. See Note (4) of Notes to Consolidated Financial Statements for further discussion of the special charges.

     During fiscal 1996, the Company acquired 102 businesses with a combined annual revenue base of $333 million. In the first half of fiscal year 1995, the Company acquired Attwoods, the largest acquisition in the history of the Company, with estimated annualized revenues of $450 million, net of divested operations. Approximately 80% of Attwoods revenues, net of divested operations, was derived from collection and landfill operations with the remainder derived from recycling, medical waste and mineral extraction operations. The Company paid approximately $580 million to acquire this integrated service company with operations principally in the United States and the United Kingdom. Prior year results include the operating results of Attwoods beginning in December 1994.

     During June 1996, the Company announced the reorganization of its North American operating business structure, which became effective in August 1996. The Company's previous organization divided North America into 45 divisions reporting to six regional offices with operations conducted from approximately 400 districts. The new organization divides North America into 13 market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. The new organization should better focus the Company on customer service, improving asset utilization and controlling costs. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The costs associated with this reorganization are being expensed as incurred and approximately $4.2 million of these costs was recorded as selling, general and administrative expense through September 30, 1996. The Company expects to incur additional costs associated with the reorganization during fiscal year 1997.

     During the fourth quarter, the Company announced a strategic shift in focus from an emphasis on external growth to an emphasis on internal growth with success measured by cash flow and return on gross assets. This strategic shift is also what led the Company to make the organization changes announced in June 1996 discussed above and to set new long- term financial goals. These revised goals and actions taken will more closely align the Company's performance with its stockholders' interests. The generation of cash flow in excess of the weighted average cost of capital is the Company's highest financial priority. In addition, the Company's revised incentive compensation plans link employees to common goals and reward them only as stockholders and customers benefit from the improved performance by the Company. Finally, the fiscal 1997 capital spending program has been substantially reduced from $1.2 billion in fiscal 1996 to $790 million in fiscal 1997, and the decisions involving capital spending are now centralized.

Revenues

     Revenues for fiscal 1996 were $5.8 billion, unchanged from fiscal 1995. Fiscal 1994 revenues were $4.3 billion. The following table reflects the contribution to total revenue of the Company's business segments for the last three years (in millions):

                                       Year Ended September 30,
                                    -------------------------------
                                     1996      1995       1994
                                    ------    ------     ------
North American Operations (1)

Collection Services -
  Solid Waste                       $2,886    $2,758     $2,360

Transfer and Disposal -
  Solid Waste
    Unaffiliated customers             537       543        493
    Affiliated companies               513       483        392
                                    ------    ------     ------
                                     1,050     1,026        885

Recycling Services                     531       675        359
Medical Waste Services                 200       189        161
Services Group and Other                89        83         83
Elimination of affiliated
  companies' revenues                 (513)     (483)      (392)
                                    ------    ------     ------
Total North American Operations      4,243     4,248      3,456
                                    ------    ------     ------
International Operations

Germany                                662       710        344
The Netherlands                        323       323        237
United Kingdom                         193       176         55
Other                                  358       322        223
                                    ------    ------     ------
Total International Operations       1,536     1,531        859
                                    ------    ------     ------

Total Company                       $5,779    $5,779     $4,315
                                    ======    ======     ======
Percentage Increase from
  Prior Year                           --%       34%        24%

---------------

    (1) Revenues from Canadian operations of $169 million, $178 million and $162 million for fiscal years 1996, 1995 and 1994, respectively, are included in North American revenues.

    The following table reflects changes in revenues for fiscal 1996 from price, volume, acquisitions and foreign currency translation compared with revenue changes for fiscal years 1995 and 1994. The fiscal 1996 growth in revenue from acquisitions was more than offset by the significant decrease in revenues due to price.

                                         Change in Revenues
                                  --------------------------------
                                   1996         1995         1994
                                  ------       ------       ------
Price                             (5.9)%        5.9%         0.6%
Volume                             0.4          5.8          7.3
Acquisitions                       5.7         19.9         16.6
Foreign currency translation      (0.2)         2.4         (0.5)
                                  ----         ----         ----
Total Percentage Increase           --%        34.0%        24.0%
                                  ====         ====         ====

     Current year revenue growth due to acquisitions was due in part to the acquisition of Attwoods in December 1994, which resulted in increased revenues principally in the United States and the United Kingdom, as well as the Company's acquisition efforts over the past year.

     The 5.9% decrease in revenues in fiscal 1996 due to changes in price was due to the significant decline in the weighted average price of recycling commodities in North America and Germany during the year compared with last year. In North America, despite the mitigating impact of floor price contracts, the average price of recycling commodities for the current fiscal year declined 53% from the prior year average. The weighted average market prices in North America for corrugated, office paper and newspaper declined from $147 per ton in fiscal 1995 to $61 per ton this year. Paper prices have historically been cyclical, but in the past year, unprecedented changes in recycling commodity prices have been experienced. During fiscal 1996, the Company developed a mechanism to enable it to quickly adjust recycling customer pricing in order to preserve acceptable margins when commodity values decline. This mechanism was implemented over the latter half of fiscal 1996. The timely adjustment of customer fees to correspond with changing commodity prices should lessen earnings volatility in the future. The decline in revenues associated with lower worldwide recycling commodity prices was offset slightly by increases in revenues due to pricing in the North American collection business and, to a lesser extent, in the landfill and medical waste businesses.

     Revenues increased slightly due to volume in fiscal 1996 compared with last year due to increased volumes in recycling operations offset by reductions in collection and third party disposal volumes. Third party landfill volumes were affected negatively in the current year by self-imposed restricted volumes, the closing of certain sites and the loss of disposal contracts.

     The 34% increase in revenues in fiscal 1995 compared with fiscal 1994 was principally attributable to improved recycling business results, the impact in fiscal 1995 of the acquisition of Otto Waste Services ("Otto") in Germany in February 1994 and the Attwoods acquisition (with operations principally in the United States and the United Kingdom). North American recycling revenues increased $316 million in 1995, an 88% increase from fiscal 1994. Weighted average paper prices for fiscal 1995 reached an all-time high. Revenues from German operations were also favorably affected by the increased worldwide recycling commodity prices experienced in fiscal 1995.

Cost of Operations

     Cost of operations increased $168 million (4%) in fiscal 1996, $1,024 million (33%) in fiscal 1995, and $598 million (24%) in fiscal 1994, in each case compared with the immediately prior year. Most of this increase in cost of operations is attributable to businesses acquired, including the acquisition of Attwoods in December 1994. Cost of operations as a percent of revenues increased to 74.7% in fiscal 1996 compared with 71.8% in fiscal 1995 and 72.4% in fiscal 1994. This increase as a percent of revenues from fiscal 1995 is principally attributable to the negative effect on revenues of lower worldwide recycling commodity prices in fiscal 1996 compared with last year. The fiscal 1995 increase in cost of operations was due principally to the Attwoods and Otto acquisitions. The fiscal 1994 increase was due largely to the Otto acquisition. Included in cost of operations is depreciation and amortization expense of approximately $491 million, $453 million and $371 million for fiscal years 1996, 1995 and 1994, respectively.

Selling, General and Administrative Expense (SG&A)

     SG&A expenses increased $31 million (4%) in fiscal 1996, $196 million (30%) in fiscal 1995 and $88 million (16%) in fiscal 1994, in each case compared with the immediately prior year. SG&A expense as a percent of revenues increased to 15.1% in fiscal 1996 compared with 14.6% in fiscal 1995 and 15.0% in fiscal 1994. The current year increase in SG&A expense as a percent of revenue compared with the prior year resulted principally from the negative effect on revenues of lower worldwide recycling commodity prices between the years. The $31 million increase in SG&A expense in fiscal 1996 compared with the prior year was primarily related to higher costs (including goodwill amortization expense) associated with the Company's acquisition activities, a substantial portion of which was related to the acquisition of Attwoods in December 1994. Fiscal 1996 SG&A expense also included approximately $4.2 million of expenses associated with the reorganization announced in June 1996. The current year increase in SG&A expense was offset partially by the reduction in fiscal 1996 incentive compensation considering the lower earnings level achieved in 1996. The Company continuously strives to reduce SG&A costs through the consolidation of administrative functions and other cost control measures resulting from the identification and application of best practices within its operations.

     Increased SG&A expenses in fiscal years 1995 and 1994 over the prior years were principally due to acquisition activities, including the Attwoods and Otto acquisitions. Included in SG&A expense for fiscal years 1996, 1995 and 1994 was depreciation and amortization expense of $112 million, $99 million and $73 million, respectively.

Special Charges

     Special charges of $447 million ($362 million or $1.80 per share after income taxes) were included in fiscal 1996 results of operations. The charges resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The special charges also included a writedown to fair value of the Company's investment in the Azusa, California landfill. This writedown was a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including recent adverse decisions by California judicial and regulatory authorities, bearing on the site's ability to accept municipal solid waste. See Note (4) of Notes to Consolidated Financial Statements for further discussion of the special charges and potential additional related expenses to be recorded in fiscal 1997.

Interest Expense and Income

     Interest expense and income for the last three fiscal years were as follows (in thousands):

                                    1996      1995      1994
                                  --------  --------  --------
  Gross interest expense          $195,605  $170,958  $104,759
  Interest capitalized             (16,306)  (11,429)  (11,600)
                                  --------  --------  --------
  Interest expense                $179,299  $159,529  $ 93,159
                                  ========  ========  ========
  Interest income                 $  8,842  $  7,422  $ 11,288
                                  ========  ========  ========

     Fiscal 1996 interest expense was $179.3 million, an increase of $19.8 million when compared with fiscal 1995 interest expense of $159.5 million. The increase in gross interest expense in fiscal 1996 was principally the result of acquisition activities, including the acquisition of Attwoods in the first half of fiscal year 1995. The $66.4 million increase in interest expense in fiscal 1995 over fiscal 1994 was also due principally to acquisition activities, including the impact in fiscal 1995 of the acquisitions of Otto (acquired in February 1994) and Attwoods.

     Interest capitalized fluctuates from year-to-year depending upon the number of construction and other qualifying projects and average interest capitalization rate. The increase in interest capitalized in fiscal 1996 compared with the prior year was due to increased construction activities at a number of landfills and other qualifying projects over the prior year.

     Fiscal year 1995 interest income declined principally as a result of adjustments in international operations related to interest income accrued in fiscal year 1994 on notes receivable amounts which the Company subsequently determined would not be collected. The increase in interest income in fiscal 1996 is reflective in part of the negative adjustment recorded in fiscal 1995 discussed above.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates increased slightly from fiscal 1995 to 1996. This year-over-year improvement was due principally to earnings improvement of American Ref-Fuel and certain other domestic and international affiliates, partially offset by reduced earnings from the equity investees in Germany. The decline in earnings from equity investees in Germany was due to the acquisition of the remaining 50% ownership interest of Pfitzenmeier & Rau by Otto Waste Services during the second quarter of fiscal 1996. Equity in earnings of unconsolidated affiliates increased $17 million from fiscal 1994 to fiscal 1995 due principally to earnings improvement of American Ref-Fuel and German affiliates. The Company acquired a 50% ownership interest in Otto Waste Services in February 1994 and consolidates Otto's financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries

     The changes in minority interest in income of consolidated subsidiaries are reflective of changes in the net income of Otto Waste Services. The current year decline of $18.4 million was principally due to the negative impact of lower recycling commodity prices received in Germany in the current year as compared with the prior year. The increase in minority interest in income of consolidated subsidiaries of $14.6 million from fiscal 1994 to 1995 was due to increased earnings from Otto, which was acquired in February 1994.

Income Taxes

     The Company's effective income tax rate for fiscal 1996 was 40.0% prior to considering the special charges of $447 million taken in the fourth quarter. Actual income tax expense for fiscal 1996 exceeded pre-tax reported income (income before income taxes, minority interest and extraordinary item) significantly in recognition that certain amounts included in the special charges either are not deductible for income tax purposes or that deductible amounts could expire prior to utilization by the Company. The Company's effective income tax rate for fiscal years 1995 and 1994 was 40.0%.

Profitability Ratios and Other Financial Information

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                        Year Ended September 30,
                                       -------------------------
                                         1996     1995     1994
                                        ------   ------   ------
  Profitability margins:
    Gross profit                        25.3%    28.2%    27.6%
    Income from operations
      before special charges            10.2%    13.7%    12.6%
    Income from operations               2.5%    13.7%    12.6%
    Income before income taxes,
      minority interest and
      extraordinary item                 0.5%    12.0%    11.6%
    Net income before special charges
      and extraordinary item (1)         4.7%     6.7%     6.6%
    Net income (loss) (1)               (1.8)%    6.7%     6.5%

  Other financial information:
    Pre-tax, pre-interest return on
      average total assets, excluding
      special charges                    8.4%    12.2%    11.4%

    Return on Gross Assets              11.4%    13.9%    14.0%

    Ratio of earnings to fixed charges   1.02(2)  4.04     4.25

------------

    (1) Fiscal 1996 and 1995 amounts do not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. See Note (14) of Notes to Consolidated Financial Statements.

    (2) Excluding the effects of the fiscal 1996 special charges of $447 million, the ratio of earnings to fixed charges for fiscal 1996 was 2.77.

     Special charges of $447 million taken in the fourth quarter of fiscal 1996 had a significant negative impact on the profitability margins of the Company other than the gross profit margin. Exclusive of the impact of these charges, fiscal 1996 results reflected declines in all of the profitability margins presented above as compared with the prior year. These profitability margins were affected negatively by the significant worldwide decline in the average value of recycling commodities in the current year. Lower average recycling commodity prices in the current year principally affected earnings and profitability margins in the Company's North American and German operations. These profitability margins were also negatively affected in the current year by the relatively low profit margins in the Company's Italian operations and, to a lesser extent, its Spanish and Australian operations. Management has made the decision to sell the Italian operations and is continuing to focus on improving its Spanish and Australian operating results.

     Operating income as a percent of revenues in the North American collection business improved in the current year over last year while the gross profit margin remained relatively flat. Improved pricing in the collection business in fiscal 1996 had a favorable impact on profitability margins. Slight improvements were noted in the transfer and disposal business operations in the current year as well.

     Profitability ratios improved in fiscal year 1995 principally due to increased commodity prices and volumes in the Company's recycling business, the continued focus on cost reductions and, to a lesser extent, improved pricing and volumes in other business areas. The increase in gross profit margin was driven by the Company's North American operations. An increase in operating profit margins was achieved as a result of the higher gross profit margin in North American operations and due to SG&A expenses increasing at a slower pace than revenues throughout the Company's international operations.

     Total assets increased to $7.6 billion in fiscal 1996, only a slight increase over the $7.5 billion of total assets at the end of fiscal 1995, reflective of the reduction in assets resulting from the special charges. During fiscal 1995, total assets of the Company increased by $1.7 billion from fiscal 1994, primarily as a result of the acquisition of Attwoods and other businesses, foreign currency translation and capital expenditures. Pre-tax, pre-interest return on average total assets, excluding special charges, decreased in fiscal 1996 from the prior year as a result of lower earnings, principally due to the significant worldwide decline in the average value of recycling commodities in the current year. Despite the significant increase in total assets in fiscal 1995, pre-tax, pre-interest return on average total assets increased to 12.2% for fiscal 1995 due to higher profitability.

     As stated above, management's focus has shifted from external growth to an emphasis on internal growth with success measured by cash flow and return on gross assets. Return on gross assets ("ROGA"), although not a measure of financial performance under generally accepted accounting principles, is a new measurement for the Company representing the quotient of operating cash flow divided by average gross assets, where operating cash flow and gross assets are defined as follows:

Operating cash flow - the sum of (i) net income before extra-ordinary item, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and
    (v) asset impairment writedowns (e.g. special charges in fiscal 1996).

Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of), less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) accrued environmental and landfill costs associated with the continuing operations of the Company and (iii) deferred income tax liabilities.

The gross assets in the ROGA computation for a fiscal year are the average of the applicable five quarter-end amounts in the period. ROGA for fiscal years 1996, 1995 and 1994 was 11.4%, 13.9% and 14.0%, respectively. The Company's goal for fiscal 1997 is to increase ROGA by 0.5% from fiscal 1996 to 11.9%.

     EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges) was $1.19 billion for fiscal 1996 compared with $1.34 billion for the prior fiscal year. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

     The effect of general inflation, as measured by the average consumer price index, has not historically had a material impact on the Company's overall financial position or results of operations.

ENVIRONMENTAL MATTERS

     As of September 30, 1996 and 1995, the Company's balance sheet included accrued environmental costs of $666 million and $703 million, respectively, associated with its obligations for closure and post-closure of its operating and closed landfills and for remediation and corrective actions at Superfund sites and other facilities which are discussed in the following paragraphs. See Notes (2) and (8) of Notes to Consolidated Financial Statements for a discussion of the Company's environmental and landfill accounting policies and other financial information related to environmental and landfill accruals.

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

     The Company is also responsible for a significant number of closed solid waste landfills which require varying levels of inspection, maintenance, environmental monitoring and from time to time corrective action. An overall program of management has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at these closed facilities.

     In fiscal year 1990, the Company announced its withdrawal from the hazardous waste collection, treatment and disposal business principally because the Company believed its resources would be better utilized if they were directed toward developing opportunities in the solid waste business. Anticipated cash expenditures related principally to remediation and post- closure monitoring at certain closed sites are expected to be required over a long period of time with no significant amounts anticipated to be paid in any single year. In addition, these future cash expenditures will be offset in part by the realization of related income tax benefits.

     Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 98 waste disposal sites listed on the U.S. Environmental Protection Agency's National Priority List, which may be subject to remedial action under Superfund. The Company's association with these sites is typically attributable to the transportation of waste to the listed sites by its subsidiaries (or their predecessors). In many cases, these waste disposal activities were performed by companies prior to their acquisition by the Company. Certain of the Company's subsidiaries have negotiated settlements with other members of the PRP groups and the EPA with respect to 69 of these 98 Superfund sites. Partial settlements have been negotiated with regard to 13 of the remaining sites. These settlements had no material effect on the Company's liquidity, results of operations or financial position. Further, various subsidiaries have received information requests relating to 67 additional sites on the EPA's National Priority List. For 45 of these sites, the Company has determined it is not a PRP; the Company's PRP status at the remaining 22 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company may be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a company has been identified as a PRP due to the many complex issues that must be addressed in determining the magnitude of contamination present, the cause of the contamination and the recommended remedial action to be taken. In many cases, the expenditures related to actual remediation may also occur over a number of years.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital and related ratios at the end of the last three years were as follows:

                                          As of September 30,
                                  -----------------------------------
                                     1996       1995          1994
                                  ---------  ----------    ----------
  Working capital (in thousands)  $(10,695)  $    7,967    $    7,104
  Working capital ratios             1.0:1        1.0:1         1.0:1

     The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility of 500 million pounds sterling (subsequently converted to U.S. $750 million). The Company is currently engaged in amending this facility, which matures in December 1997, into a 364-day agreement.

The Company had repaid the $550 million in U.S. dollars borrowed under this agreement by March 31, 1995.

     In March 1995, Otto entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest is payable on loans under the facility at the Frankfurt Interbank Offered Rate plus a margin. The agreement requires a facility fee of .45% per annum (.30% per annum if Otto maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1996, Otto had outstanding borrowings under this facility of 250 million deutsche mark (approximately U.S. $163.9 million).

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

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one-time extraordinary charge to the Company's net income of approximately $12.2 million, after income taxes, or approximately $.06 per share. The Debentures have been refinanced with (i) the issuance of $400 million of notes discussed below and (ii) additional commercial paper borrowings. These transactions had a favorable effect on the Company's weighted average interest rate.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 ("the Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund.

     The available credit capacity under the Company's $1 billion revolving credit agreement, which matures in May 2000, is used principally to support the Company's commercial paper program, under which up to $1.5 billion in commercial paper may be issued.

Borrowings under the commercial paper program may not exceed the available credit under the Company's two existing bank credit agreements. There were approximately $438.3 million of commercial paper borrowings outstanding as of September 30, 1996.

     As of September 30, 1996, the Company's unused committed borrowing capacity under its Multicurrency Revolving Credit Agreement and its $1 billion bank credit agreement was in excess of $1.3 billion. Such capacity may be used to refinance amounts outstanding under short-term facilities, for financing requirements in connection with foreign exchange contracts or for other capital requirements. Of the $2.8 billion of the Company's long-term indebtedness outstanding at September 30, 1996, 72% was at fixed interest rates for a period of at least 12 months. Management's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations, although variable rate debt has been and will likely continue to be used to meet short-term and certain longer term financing needs. The Company's weighted average cost of indebtedness declined to approximately 7.2% for fiscal 1996 from 7.6% for fiscal year 1995.

     Long-term indebtedness (including $553.1 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization increased from 47% at September 30, 1995 to 52% at September 30, 1996, principally as a result of acquisition and other market development activities and the special charges of $447 million taken in the fourth quarter of fiscal 1996.

     The capital appropriations budget for fiscal year 1997 has been established at $790 million, of which $514.6 million is intended to provide for normal replacement requirements and to provide new assets to support planned revenue growth within all consolidated businesses. The remaining $275.4 million is designated for corporate market development activities which principally include new or expanded solid waste transfer and disposal facilities, recycling processing centers, acquisitions of solid waste businesses and other investments in both North American and international operations.

     Cash flows from operating activities declined to $856.8 million for fiscal 1996 from $1.03 billion reported for last year, principally as a result of lower earnings and the decrease in cash associated with the changes in other liabilities offset partially by increased depreciation and amortization. The use of cash associated with the decrease in other liabilities was principally the result of the slight decline in fiscal 1996 income tax payments relating to current year earnings compared with fiscal 1995 despite significantly reduced taxable income, the reduction in the change in accounts payable between years and increased bonus payments early in fiscal 1996 associated with fiscal 1995 earnings. As of September 30, 1996, there were no significant changes in balance sheet caption amounts from September 30, 1995 other than the redemption of convertible subordinated debentures.

     The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

Item 8. - Financial Statements and Supplemental Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Browning-Ferris Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Browning-Ferris Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP

Houston, Texas
December 4, 1996

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  For The Three Years Ended September 30, 1996

                  (In Thousands Except for Per Share Amounts)

  -------------------------------------------------------------------------
                                             Year Ended September 30,
                                       ------------------------------------
                                           1996         1995         1994
  -------------------------------------------------------------------------
  Revenues                             $5,779,277   $5,779,351   $4,314,541
  Cost of operations                    4,315,615    4,147,303    3,123,375
                                       ----------   ----------   ----------

  Gross profit                          1,463,662    1,632,048    1,191,166
  Selling, general and
    administrative expense                874,069      842,861      647,256
  Special charges                         446,800           --           --
                                       ----------   ----------   ----------

  Income from operations                  142,793      789,187      543,910
  Interest expense                        179,299      159,529       93,159
  Interest income                          (8,842)      (7,422)     (11,288)
  Equity in earnings of
    unconsolidated affiliates             (55,370)     (53,996)     (37,084)
                                       ----------   ----------   ----------

  Income before income taxes,
    minority interest and
    extraordinary item                     27,706      691,076      499,123
  Income taxes                            105,188      276,430      199,649
  Minority interest in income
    of consolidated subsidiaries           11,690       30,085       15,501
                                       ----------   ----------   ----------
  Income (loss) before
    extraordinary item                    (89,172)     384,561      283,973

  Extraordinary item - loss on
    redemption of debt, net of
    income tax benefit of
    $4,467, $-- and $2,833                 12,159           --        5,263
                                       ----------   ----------   ----------
  Net income (loss)                    $ (101,331)  $  384,561   $  278,710
                                       ==========   ==========   ==========
  Number of common and common
    equivalent shares used in
    computing earnings per share          200,668      199,077      187,621
                                       ==========   ==========   ==========




(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  For The Three Years Ended September 30, 1996

                  (In Thousands Except for Per Share Amounts)


  -------------------------------------------------------------------------
                                             Year Ended September 30,
                                       ------------------------------------
                                           1996         1995         1994
  -------------------------------------------------------------------------
  Income (loss) per common and
    common equivalent share:

    Income (loss) before extraordinary
      item                                $  (.44)     $  1.93      $  1.52
    Extraordinary item                       (.06)          --         (.03)
                                          -------      -------      -------
    Net income (loss)                     $  (.50)     $  1.93      $  1.49
                                          =======      =======      =======
  Cash dividends per common share         $   .68      $   .68      $   .68
                                          =======      =======      =======





The accompanying notes are an integral part of these financial statements.

                 BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                 (In Thousands)

-----------------------------------------------------------------------
                                                     September 30,
                                             --------------------------
                                                  1996           1995
-----------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  110,224      $   92,808
  Short-term investments                         26,394         104,761
  Receivables -
    Trade, net of allowances of $40,622
      and $39,777 for doubtful accounts         929,316         926,791
    Other                                        42,543          57,015
  Inventories                                    51,536          50,090
  Deferred income taxes                         119,914         116,871
  Prepayments and other                         107,868          73,959
                                             ----------      ----------
    Total current assets                      1,387,795       1,422,295
                                             ----------      ----------



PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,737,788 and $2,395,795                3,920,721       3,722,292
                                             ----------      ----------




OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $138,636 and $116,369                     1,671,461       1,768,391
  Other intangible assets, net of
    accumulated amortization of $110,835
    and $142,780                                110,925         116,303
  Deferred income taxes                         122,617          78,689
  Investments in unconsolidated affiliates      287,051         272,205
  Other                                         100,336          80,197
                                             ----------      ----------

    Total other assets                        2,292,390       2,315,785
                                             ----------      ----------

    Total assets                             $7,600,906      $7,460,372
                                             ==========      ==========



The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                     (In Thousands Except for Share Amounts)

-----------------------------------------------------------------------
                                                     September 30,
                                             --------------------------
                                                  1996           1995
-----------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   59,806      $   62,463
  Accounts payable                              507,731         515,304
  Accrued liabilities -
    Salaries and wages                          129,203         122,656
    Taxes, other than income                     40,876          41,960
    Other                                       430,187         434,855
  Income taxes                                   35,586          53,045
  Deferred revenues                             195,101         184,045
                                             ----------      ----------
    Total current liabilities                 1,398,490       1,414,328
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and landfill
    costs                                       541,838         568,644
  Deferred income taxes                         108,041         104,645
  Other                                         275,374         220,257
                                             ----------      ----------
    Total deferred items                        925,253         893,546
                                             ----------      ----------
LONG-TERM DEBT, net of current portion        2,766,885       1,665,804
                                             ----------      ----------
CONVERTIBLE SUBORDINATED DEBENTURES                  --         744,944
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,390,458 and
    213,440,672 shares issued                    35,572          35,581
  Additional paid-in capital                  1,730,612       1,801,407
  Retained earnings                           1,031,331       1,328,244
  Treasury stock, 1,027,278 and 1,001,407
    shares, at cost                             (11,926)        (10,494)
  Stock and Employee Benefit Trust,
    11,012,423 and 13,596,325 shares           (275,311)       (412,988)
                                             ----------      ----------
    Total common stockholders' equity         2,510,278       2,741,750
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,600,906      $7,460,372
                                             ==========      ==========



The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1996
                                 (In Thousands)

--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1996          1995        1994
--------------------------------------------------------------------------
Shares of common stock:
  Beginning of year                      213,441      197,085      174,232
  Stock option exercises                     563          423          867
  Common stock issuances related to -
    Public offering                           --           --       15,525
    Dividend Reinvestment Plan               101           38           96
    BFI Employee Stock Ownership and
      Savings Plan                           754          318          597
    Acquisitions                             988          555        5,708
    Stock and Employee Benefit Trust          --       15,000           --
  Retirements of common stock             (2,584)          --           --
  Other                                      127           22           60
                                        --------     --------     --------
  End of year                            213,390      213,441      197,085
                                        ========     ========     ========


Common stock:
  Beginning of year                     $ 35,581     $ 32,854     $ 29,044
  Stock option exercises                      94           71          145
  Common stock issuances related to -
    Public offering                           --           --        2,588
    Dividend Reinvestment Plan                17            6           16
    BFI Employee Stock Ownership and
      Savings Plan                           126           53          100
    Acquisitions                             165           93          951
    Stock and Employee Benefit Trust          --        2,501           --
  Retirements of common stock               (431)          --           --
  Other                                       20            3           10
                                        --------     --------     --------
  End of year                             35,572       35,581       32,854
                                        --------     --------     --------





(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1996
                                  (In Thousands)

--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1996          1995        1994
--------------------------------------------------------------------------
Additional paid-in capital:
  Beginning of year                    1,801,407    1,351,919      743,265
  Stock option exercises and related
    income tax benefit                    13,868         (933)      17,528
  Common stock issuances related to -
    Public offering, net of issuance
      costs                                   --           --      431,307
    Dividend Reinvestment Plan             2,908        1,137        2,587
    BFI Employee Stock Ownership and
      Savings Plan                        21,404        9,459       16,628
    Acquisitions                          29,133        8,245      139,788
    Stock and Employee Benefit Trust          --      456,874           --
  Adjustment of Stock and Employee
    Benefit Trust to market              (62,388)       2,534           --
  Issuance costs and present value
    of contract fees payable to
    holders of Automatic Common
    Exchange Securities                       --      (27,027)          --
  Retirements of common stock            (74,858)          --           --
  Other                                     (862)        (801)         816
                                      ----------   ----------   ----------
  End of year                          1,730,612    1,801,407    1,351,919
                                      ----------   ----------   ----------

Retained earnings:
  Beginning of year                    1,328,244    1,009,132      761,325
  Net income (loss)                     (101,331)     384,561      278,710
  Cash dividends                        (133,623)    (137,014)    (126,818)
  Foreign currency translation
    adjustment                           (61,959)      71,565       95,915
                                      ----------   ----------   ----------
  End of year                          1,031,331    1,328,244    1,009,132
                                      ----------   ----------   ----------





(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1996
                                 (In Thousands)

--------------------------------------------------------------------------
                                             Year Ended September 30,
                                        ----------------------------------
                                          1996          1995        1994
--------------------------------------------------------------------------
Treasury stock:
  Beginning of year                      (10,494)      (2,225)      (1,031)
  Stock option exercises                  (1,649)      27,013       (1,192)
  Common stock issuances related to -
    Dividend Reinvestment Plan                --        1,106           --
    BFI Employee Stock Ownership and
      Savings Plan                            --        9,228           --
    Acquisitions                             303        3,223           --
  Reimbursement from Stock and
    Employee Benefit Trust                    --      (48,921)          --
  Other                                      (86)          82           (2)
                                      ----------   ----------   ----------
  End of year                            (11,926)     (10,494)      (2,225)
                                      ----------   ----------   ----------


Stock and Employee Benefit Trust:
  Beginning of year                     (412,988)          --           --
  Establishment of trust                      --     (459,375)          --
  Reimbursement of treasury stock             --       48,921           --
  Reimbursements of common stock          75,289           --           --
  Adjustment to market                    62,388       (2,534)          --
                                      ----------   ----------   ----------
  End of year                           (275,311)    (412,988)          --
                                      ----------   ----------   ----------
Total common stockholders' equity     $2,510,278   $2,741,750   $2,391,680
                                      ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1996
                              (In Thousands)

----------------------------------------------------------------------------
                                                Year Ended September 30,
                                            --------------------------------
                                                1996       1995       1994
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $(101,331) $  384,561  $ 278,710
                                            ---------  ----------  ---------
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
    Depreciation and amortization -
     Property and equipment                   521,185     476,384    391,639
     Goodwill                                  47,374      43,519     19,277
     Other intangible assets                   33,966      31,967     33,276
    Special charges                           446,800          --         --
    Deferred income tax expense                 3,034      23,450     23,458
    Amortization of deferred investment
     tax credit                                  (706)       (706)      (706)
    Provision for losses on accounts
     receivable                                29,527      26,620     31,346
    Gains on sales of fixed assets             (4,512)     (4,724)    (5,167)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received    (13,455)    (28,535)   (19,442)
    Minority interest in income of
     consolidated subsidiaries, net of
     dividends paid                            10,895      26,344     15,501
    Increase (decrease) in cash from
     changes in assets and liabilities
     excluding effects of acquisitions:
      Trade receivables                       (28,683)    (70,069)  (112,586)
      Inventories                               1,563      (5,466)     2,606
      Other assets                             29,991      52,625    (14,563)
      Other liabilities                      (118,805)     74,519     50,579
                                            ---------   ---------  ---------
    Total adjustments                         958,174     645,928    415,218
                                            ---------   ---------  ---------
  Net cash provided by operating activities   856,843   1,030,489    693,928
                                            ---------   ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (935,382)   (929,596)  (694,475)
  Payments for businesses acquired           (188,451)   (769,369)  (398,734)
  Investments in unconsolidated affiliates    (82,535)    (29,530)   (54,342)
  Proceeds from disposition of assets          57,742     159,217     74,797
  Purchases of short-term investments              --     (42,179)        --
  Sales of short-term investments             302,065     201,924    147,424
  Return of investment in unconsolidated
   affiliates                                  56,861      38,637     30,431
                                            ---------  ----------  ---------
  Net cash used in investing activities      (789,700) (1,370,896)  (894,899)
                                            ---------  ----------  ---------

(Continued on Following Page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1996
                              (In Thousands)

-----------------------------------------------------------------------------
                                                Year Ended September 30,
                                           ----------------------------------
                                                1996       1995       1994
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock             13,316      15,363    450,876
  Proceeds from issuances of
    indebtedness                              980,834   1,062,652    175,111
  Repayments of indebtedness                 (904,459)   (591,884)  (246,761)
  Dividends paid                             (137,944)   (134,139)  (122,944)
                                            ---------  ----------   --------
  Net cash provided by (used in)
   financing activities                       (48,253)    351,992    256,282
                                            ---------  ----------   --------

EFFECT OF EXCHANGE RATE CHANGES                (1,474)      2,092        949
                                            ---------  ----------   --------
NET INCREASE IN CASH                           17,416      13,677     56,260
CASH AT BEGINNING OF YEAR                      92,808      79,131     22,871
                                            ---------  ----------   --------
CASH AT END OF YEAR                         $ 110,224  $   92,808   $ 79,131
                                            =========  ==========   ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts       $174,590    $153,576   $ 97,996
  Income taxes                               $163,251    $205,544   $174,005





The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of business and basis of presentation -

     Browning-Ferris Industries, Inc. and its subsidiaries (the "Company") provide waste services in the United States and in 14 foreign countries. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid waste and industrial wastes. The Company is also involved in waste-to- energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations.

     The accompanying financial statements are prepared on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Entities over which the Company exercises control are consolidated. Other investments are accounted for under the equity method or the cost method, as appropriate. Foreign currencies have been translated into United States dollars at appropriate exchange rates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates.

(2)  Summary of significant accounting policies -

Short-term investments.

     Short-term investments are carried at cost, which approximates the aggregate market value. At September 30, 1996 and 1995, short-term investments of approximately $26.4 million and $104.8 million, respectively, were invested in time deposits.

Inventories.

     Inventories consisting principally of equipment parts, mate-rials and supplies are generally valued under a method which approximates the lower of cost (first-in, first-out) or market.

Property and equipment.

     Property and equipment are recorded at cost. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction and the direct costs of Company personnel dedicated for these purposes. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized during fiscal

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES years 1996, 1995 and 1994 was $16,306,000, $11,429,000 and $11,600,000,
respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

     Landfill permitting and acquisition costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed. For many of the Company's landfills, preparation costs, which include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems, are also typically amortized as total permitted airspace of the landfill is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. For other landfills, the landfill preparation costs are generally less significant and are amortized as the airspace for the particular benefitted phase is consumed. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel, and consider the information provided by aerial surveys which are generally performed annually.
Depreciation of property and equipment, other than landfills, is provided on the straight-line method based upon the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 40 years and vehicles and equipment, 3 to 12 years.

     Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During fiscal 1996, 1995 and 1994, maintenance and repairs charged to cost of operations were $336,374,000, $325,658,000 and $247,143,000, respectively.
When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible assets.

     The cost over fair value of net tangible assets of acquired businesses ("goodwill") is amortized on the straight- line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are customer lists and covenants not to compete, are amortized on the straight-line method over their estimated lives, typically no more than seven years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangible assets should be revised or the remaining balances of intangible assets are not recoverable. When factors indicate that an evaluation should be performed for possible impairment, the Company uses an estimate of the future income from operations of the related business as a measure of future recoverability of these assets.

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Deferred income taxes.

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

     Accrued environmental and landfill costs -

     Accrued environmental and landfill costs includes the non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills, corrective actions and remediation at certain of these landfill facilities and corrective actions at Superfund sites. The Company, based on input from its engineers and accounting personnel, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills in the United States based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Future cost requirements for closure and post-closure monitoring and maintenance of foreign operating landfills are determined based on the country or local landfill regulations governing the facility. The Company typically provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers and accounting personnel are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     An overall program of management of closed solid waste landfills previously owned or operated by the Company has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at closed facilities which require varying levels of inspection, maintenance, environmental monitoring and, from time to time, corrective action. Additionally, the Company routinely reviews and evaluates each landfill site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Expense accruals related to the estimated costs of post-closure care of previously owned or operated solid waste landfills are also reviewed on a periodic basis and revised as necessary.

     Accruals for closure, post-closure and certain other liabilities related to hazardous waste disposal were provided in fiscal 1990 when the Company discontinued its hazardous waste operations. The Company reviews the adequacy of these accruals on a periodic basis to determine whether any revisions in the accruals provided at that time are required.

     Other deferred items -

     Deferred items as of September 30, 1996 and 1995 were as follows (in thousands):

                                            1996        1995
                                          --------    --------
  Self-insurance accruals                 $ 90,515    $ 82,508
  Minority interest in consolidated
    subsidiaries                            59,376      44,583
  Accrued pension costs                     39,734      34,798
  Unamortized investment tax credits        20,393      21,099
  Other                                     65,356      37,269
                                          --------    --------
                                          $275,374    $220,257
                                          ========    ========

     The Company amortizes investment tax credits under the deferral method over the estimated useful lives of the related assets as they are placed in service. No investment tax credits have been generated since fiscal year 1992. In addition to the above deferred items, included in other accrued liabilities at September 30, 1996 and 1995 was the current portion of self-insurance accruals of $87,274,000 and $83,971,000, respectively,

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES and accrued pension costs of $14,625,000 and $20,388,000, respectively.

Foreign exchange contracts.

     The Company enters into foreign exchange contracts as a hedge against certain of its net investments in foreign subsidiaries and purchase commitments from time to time. Realized and unrealized gains and losses on these contracts and the amortization of any premiums or discounts are deferred and included with translation adjustments in the separate component of common stockholders' equity or reflected as a deferred asset or liability associated with the anticipated purchase commitment. When deemed appropriate, the Company enters into foreign exchange contracts as a hedge against certain advances to foreign subsidiaries, which are to be repaid in the foreseeable future. Realized and unrealized gains and losses associated with these contracts are reflected in income for each period such contracts are outstanding. There were no significant foreign exchange contracts outstanding at September 30, 1996 or 1995.

Cash flow information.

     The Consolidated Statement of Cash Flows provides information about changes in cash and excludes the effects of non-cash transactions, principally related to business combinations discussed in Note (5).

Reclassifications.

     Certain reclassifications have been made in prior years' financial statements to conform to the fiscal year 1996 presentation.

New accounting pronouncement.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement sets forth standards for the recognition and measurement of impairment of long-lived assets, including certain identifiable intangible assets and goodwill related to those assets, to be held and used in an entity's operations or expected to be disposed of. SFAS No. 121 is effective for the Company's fiscal year 1997. As the Company's current accounting practices are substantially in compliance with the provisions of the new standard, the adoption of SFAS No. 121 in fiscal 1997 is not expected to have a material effect on the Company's financial position or results of operations.

(3)  Reorganization -

     During June 1996, the Company announced the reorganization of its North American operating business structure, which became effective in August 1996. The Company's previous organization

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES divided North America into 45 divisions reporting to six regional offices with operations conducted from approximately 400 districts. The new organization divides North America into 13 market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The costs associated with this reorganization are being expensed as incurred and approximately $4.2 million was recorded as selling, general and administrative expense through September 30, 1996.

(4)  Special charges -

     Special charges of $447 million ($362 million or $1.80 per share after income taxes) were included in fiscal 1996 results of operations. Charges of $349 million resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The remainder of the special charges related to the writedown to fair value of the Company's investment in the Azusa, California landfill. This writedown was a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including recent adverse decisions by California judicial and regulatory authorities, bearing on the site's ability to accept municipal solid waste.

     The Company has initiated a plan to sell its Italian operations, which has been formally approved by the Company's Board of Directors. The Company expects to complete the sale of these operations during 1997. The difficult political and economic environment and the inability to build the desired operating infrastructure in Italy have negatively affected the Company's ability to achieve adequate returns on invested capital and were significant factors considered in reaching this decision. The Company's investment in its Italian operations, before considering special charges, was $206 million as of September 30, 1996. During the period that the sale of all or substantially all of the Italian operations occurs, losses accumulated in the foreign currency translation component of common stockholders' equity ($49 million at September 30, 1996) must be reported as an additional loss on sale of these operations. Summary financial information related to the Company's Italian operations is as follows (in thousands):

                              For the Years Ended September 30,
                              ---------------------------------
                                1996         1995        1994
                              ---------    --------    --------
    Revenues                  $ 122,782    $103,819    $ 55,489
    Income (loss) from
      operations and equity
      in earnings of uncon-
      solidated affiliates    $(182,584)   $     65    $ (7,831)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     The Company has also decided to divest of certain domestic and international non-core business assets and operations and close certain recycling facilities. These decisions were reached based on a review of the non-core business assets and operations which were not expected to achieve the Company's desired performance objectives and a review of certain of the Company's recycling operations which have been adversely affected by the significant decline in commodity prices. The special charges, which include asset writedowns and related liabilities recorded for certain contractual arrangements, do not consider future expenses associated principally with severance and relocation costs which will occur as a result of these decisions. These divestitures and closures are expected to be completed during 1997. Assets of these operations, prior to the special charges, were approximately $177 million as of September 30, 1996. The results of operations for these non-core business assets and operations and recycling facilities are not material to the Company's consolidated results of operations as the aggregated revenues and income (loss) from operations of these assets and operations represent less than 4% of the Company's corresponding consolidated totals, on a pre-special charges basis.

     In October 1996 (pursuant to a judicial order issued in September), California authorities suspended the Company's ability to accept municipal solid waste at its Azusa, California landfill pending compliance with certain regulatory requirements. The Company has appealed this decision. (See Note
(11).) As a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including the recent adverse decisions discussed above, bearing on the site's ability to accept municipal solid waste, $98 million was included in the special charges to reduce the carrying amount of this investment to its estimated fair value. The fair value was determined based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.

(5)  Business combinations -

     During the current fiscal year, the Company paid approximately $243.4 million (including additional amounts payable, principally to former owners, of $23.3 million and the issuance of 974,085 shares of the Company's common stock valued at $28.3 million) to acquire 102 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest of Pfitzenmeier & Rau ("P&R"), a joint venture previously owned 50% by Otto Waste Services, a 50% owned subsidiary of the Company. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $69.3 million (including $55.0 million related to P&R) and other liabilities of $37.4 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     On December 2, 1994, the Company acquired majority control of Attwoods plc ("Attwoods"), which was a provider of waste services operating principally in the United States, the United Kingdom, the Caribbean and mainland Europe (primarily Germany) and also had mineral extraction operations in the United Kingdom. The Company increased its ownership from 56.6% of the outstanding ordinary shares (including ordinary shares represented by American Depository Shares) of Attwoods and 80.8% of the convertible preference shares of Attwoods (Finance) N.V., a finance subsidiary of Attwoods, at December 2, 1994 to 94.4% of the outstanding ordinary shares and 83.2% of the convertible preference shares as of December 31, 1994. The Company acquired the remaining ordinary shares that it did not own and certain additional preference shares during the second quarter of fiscal 1995. The Company paid approximately $580 million (in pounds sterling except where requested to pay U.S. dollars by individual shareholders) to acquire the ordinary and convertible preference shares of Attwoods as discussed above. Additionally, during the second quarter of fiscal 1995, the Company redeemed the remaining outstanding convertible preference shares. In connection with the acquisition, the Company sold in June 1995 the portable sanitation and accommodation business of Attwoods in continental Europe, primarily Germany. As a result of this transaction, the Company reduced the purchase price of this acquisition by the 80.5 million in deutsche mark (U.S. $56.8 million) received and further adjusted the purchase price for the 1.1 million in deutsche mark (U.S. $700,000) in contingent payments received subsequent to December 31, 1995. The Attwoods acquisition has been accounted for as a purchase.

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

     The results of all businesses acquired in fiscal years 1996 and 1995 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

     The Company's consolidated results of operations on an unaudited pro forma basis for fiscal year 1995, as though the businesses acquired during fiscal year 1995 had been acquired on October 1, 1994, are as follows (in thousands, except per share amounts):

  Pro forma revenues                        $5,978,994
  Pro forma net income                      $  387,416
  Pro forma earnings per common
   and common equivalent share              $     1.94

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on October 1, 1994, nor should they be viewed as indicative of future results of operations.

(6)  Property and equipment -

     Property and equipment at September 30, 1996 and 1995 was as follows (in thousands):

                                        1996           1995
                                     ----------     ----------
   Land and improvements             $  340,034     $  303,848
   Buildings                            616,596        538,040
   Landfills                          1,897,206      1,737,975
   Vehicles and equipment             3,686,466      3,387,795
   Construction-in-progress             118,207        150,429
                                     ----------     ----------
     Total property and equipment     6,658,509      6,118,087
   Less accumulated depreciation
     and amortization                 2,737,788      2,395,795
                                     ----------     ----------
     Property and equipment, net     $3,920,721     $3,722,292
                                     ==========     ==========

     Included in the landfill category of property and equipment, net are $78.1 million and $118.6 million as of September 30, 1996 and 1995, respectively, related to solid waste landfill market development projects, including landfill permitting costs, for which amortization has not yet commenced. The Company reviews the realization of these projects on a periodic basis.

(7)  Investments in unconsolidated affiliates -

     The Company uses the equity method of accounting for invest-ments in unconsolidated affiliates over which it exercises control of 20% - 50%. The summarized combined balance sheet and income statement information presented in the table below (and the Company's related investments and earnings) includes amounts

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES primarily related to the following significant equity investees: American Ref-Fuel Company of Hempstead, Inc. (New York) (50%), American Ref-Fuel Company of Essex County, Inc. (New Jersey) (50%), American Ref-Fuel Company of Southeastern Connecticut, Inc. (50%), American Ref-Fuel Company of Niagara, L.P. (New York) (50%), American Ref-Fuel Company Operations of SEMASS, L.P. (50%), Servizi Industriali Group (Italy) (50% - for the period through
December 1994, at which time the remaining 50% ownership interest was acquired), Swire BFI Waste Services, Ltd. (Hong Kong) (50%), P&R (Germany) (50% - for the period February 1994 through February 1996, at which time the remaining 50% ownership interest was acquired) and Congress Development Company (Chicago, Illinois) (50%) (in thousands).

                                        1996           1995
                                     ----------     ----------
Combined Balance Sheet Information
  as of Fiscal Yearend:
    Assets -
      Current assets                 $  233,891     $  241,787
      Noncurrent assets               1,528,799      1,118,959
                                     ----------     ----------
                                     $1,762,690     $1,360,746
                                     ==========     ==========
    Liabilities and Net Worth -
      Current liabilities            $  181,184     $  142,967
      Noncurrent liabilities          1,221,633        913,213
      Net worth                         359,873        304,566
                                     ----------     ----------
                                     $1,762,690     $1,360,746
                                     ==========     ==========
Company's Investments in and
  Advances to Equity Investees
  (including subordinated note
  and other receivables of
  $63,106 and $81,822,
  respectively)                      $  259,486     $  239,372
                                     ==========     ==========

                                      1996      1995      1994
                                    --------  --------  --------
Combined Income Statement
  Information for the Fiscal
  Year Ended:
    Revenues                        $511,086  $500,989  $398,753
    Gross profit                    $213,236  $211,555  $162,870
    Net income                      $ 95,438  $ 94,463  $ 74,804

Company's Equity in Earnings
  of Equity Investees (1)           $ 55,370  $ 53,996  $ 37,084

Dividends Received from Equity
  Investees                         $ 41,915  $ 25,461  $ 17,642

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

----------------
    (1) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related equity investees have resulted principally from accounting differences in the recognition of income and the elimination of intercompany transactions.

(8)  Accrued environmental and landfill costs -

     Accrued environmental and landfill costs at September 30, 1996 and 1995 were as follows (in thousands):

                                             1996           1995
                                           --------       --------
Continuing operations -
  Accrued costs associated with open
    landfills (including landfills under
    expansion)                             $334,793       $343,746

  Accrued costs associated with closed
    landfills and corrective action
    costs (including Superfund sites)       223,781        232,169
                                           --------       --------
       Total                                558,574        575,915

  Less current portion (included in
    other accrued liabilities)               92,536        101,295
                                           --------       --------
       Total long-term                     $466,038       $474,620
                                           ========       ========

Discontinued operations -

  Accrued costs of closure, post-
    closure and certain other
    liabilities associated with
    discontinued operations                $107,832       $126,931

  Less current portion (included in
    other accrued liabilities)               32,032         32,907
                                           --------       --------
       Total long-term                     $ 75,800       $ 94,024
                                           ========       ========

Total long-term portion of accrued
 environmental and landfill costs          $541,838       $568,644
                                           ========       ========


     For a discussion of the Company's significant accounting policies related to these environmental and landfill costs, see Note (2) - "Summary of significant accounting policies" - "Deferred items" - "Accrued environmental and landfill costs".

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Open landfills.

     The Company operates 100 solid waste landfills in the United States, 18 of which are operated under contracts with municipalities or others. The Company also operates 64 landfills outside of the United States. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of fiscal 1996, approximately $225-$250 million of additional accruals are to be provided over the remaining lives of these facilities. Estimated additional environmental costs ranging from $425-$475 million, principally related to capping and certain methane gas control and recovery activities expected to occur during the operating lives of these sites, are also to be expensed over the remaining lives of these landfill facilities.

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

(9)  Long-term debt -

     Long-term debt at September 30, 1996 and 1995 was as follows (in thousands):

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                         1996           1995
                                      ----------    ----------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,838    $  198,162      $     --
  6.375% Senior Notes, net of
    unamortized discount of $2,051       197,949            --
  7.40% Debentures, net of
    unamortized discount of $2,082
    and $2,136                           397,918       397,864
  7 7/8% Senior Notes, net of
    unamortized discount of $783
    and $875                             299,217       299,125
  9 1/4% Debentures                      100,000       100,000
  Solid waste revenue bond
    obligations                          149,127       114,079
  Other notes payable, primarily
    5.0%-14.0%                           804,721       585,211
                                      ----------    ----------
                                       2,147,094     1,496,279
Commercial paper and short-term
  facilities to be refinanced            679,597       231,988
                                      ----------    ----------
Total long-term debt                   2,826,691     1,728,267
Less current portion                      59,806        62,463
                                      ----------    ----------
Long-term debt, net of current
  portion                             $2,766,885    $1,665,804
                                      ==========    ==========

     The long-term portion of the debt outstanding at September 30, 1996, matures as follows: 1998, $345,278,000; 1999, $159,767,000; 2000, $795,931,000;
2001, $27,137,000 and in subsequent years, $1,438,772,000.

6.10% and 6.375% Senior Notes.

     In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund. Net proceeds from the sale of the Notes were applied to the repayment of a portion of the $745 million of Convertible Subordinated Debentures called for redemption on February 2, 1996. See Note
(10).

7.40% Debentures.

     In September 1995, the Company issued $400 million of 7.40% Debentures due September 15, 2035. These debentures are not subject to any sinking fund and may be redeemed as a whole or in part, at the option of the Company at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES the indenture. Net proceeds received from the sale of these debentures were used to repay short-term indebtedness associated with various acquisitions, including the Attwoods acquisition.

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

8 1/2% Sinking Fund Debentures.

     In April 1994, the Company called for redemption its $100 million 8 1/2% Sinking Fund Debentures due 2017 which were originally issued in January 1987. As a result, the Company recorded an after-tax loss of $5,263,000, which has been reflected as an extraordinary item in fiscal 1994 in the Company's Consolidated Statement of Operations.

Bank credit agreements.

     During May 1995, the Company modified the terms of its existing $1 billion revolving credit agreement extending the maturity of the facility to May 2000. The agreement continues to provide total committed credit capacity of $1 billion. This $1 billion credit agreement can be utilized to borrow U.S. domestic dollars or Eurodollars on a committed basis. At the option of the Company and the participating banks, U.S. dollar and Eurodollar loans bear a rate of interest based on the London Interbank Offered Rate ("LIBOR"), the prime rate, the federal funds rate or a certificate of deposit rate, plus a margin. The $1 billion revolving credit agreement with a group of U.S. and international banks currently requires a facility fee of .1% per annum on the total commitment, whether used or unused. This $1 billion credit agreement is used primarily to support the Company's commercial paper program. The agreement contains a net worth requirement of $1.5 billion, which increases annually after September 30, 1995 by 20% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At September 30, 1996 and 1995, the Company had no outstanding borrowings under this bank credit agreement.

     In connection with the acquisition of Attwoods in December 1994, the Company and three of its subsidiaries entered into a Multicurrency Revolving Credit Agreement for a total facility of 500 million pounds sterling (subsequently converted to U.S. $750 million). The facility, which matures December 31, 1997, can be

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES utilized to borrow U.S. dollars, pounds sterling or deutsche mark as determined by the Company. At the option of the Company, the loans bear a rate of interest, generally for periods of six months or less, based on the prime rate or LIBOR, a certificate of deposit rate or the federal funds rate, plus a margin. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, currently requires a facility fee of .12% per annum. This agreement contains a net worth requirement of $1.5 billion which increases annually after September 30, 1995 by 25% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translations on net worth. Prior to March 31, 1995, the Company had repaid the $550 million in U.S. dollars borrowed during December 1994. Interest was payable on this indebtedness at an average interest rate of approximately 6.5%. At September 30, 1996 and 1995, the Company had no outstanding borrowings under this agreement.

     In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest is payable on loans under the facility at the Frankfurt Interbank Offered Rate ("FIBOR") plus a margin. This agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1996 and 1995, Otto Waste Services had outstanding borrowings under this facility of 250 million deutsche mark (approximately U.S. $163.9 million) and 140 million deutsche mark (approximately U.S. $98.1 million), respectively.

     As of September 30, 1996, distributions from retained earnings could not exceed $945 million under the most restrictive of the Company's net worth maintenance requirements.

Solid waste revenue bond obligations.

     Certain subsidiaries of the Company have entered into agree-ments under which they receive proceeds from the sale by government authorities of solid waste revenue bonds. These subsidiaries are obligated to make payments sufficient to pay the interest and retire the bonds. The weighted average interest rate of these issues is approximately 5.89%. These issues mature at various dates through the year 2027. The solid waste revenue bond obligations of the subsidiaries are guaranteed by the Company.

Other notes payable.

     During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. Interest is payable semi-annually on the senior notes at rates ranging from 7.5 - 8.0%. The senior notes mature between December 1997 and March 1998.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     Additionally, notes payable includes mortgages payable and other secured debt, unsecured debt and capitalized lease obligations of the Company. Approximately $336 million and $321 million of this indebtedness at September 30, 1996 and 1995, respectively, relates to a large number of separate company debt instruments of Otto Waste Services and its consolidated subsidiaries. A substantial portion of the Otto Waste Services debt is secured by assets of the related companies and is payable in deutsche mark.

Commercial paper and short-term facilities to be refinanced.

     Under the Company's commercial paper program, the Company is authorized to issue up to $1.5 billion in commercial paper. The Company may use proceeds from borrowings under this program to refinance existing indebtedness and for general corporate purposes, including interim financing of business acquisitions and funding working capital requirements. Borrowings under the commercial paper program may not exceed the available credit under the Company's existing bank credit agreements. At September 30, 1996 and 1995, the Company had commercial paper and other short-term borrowings of $679,597,000 and $231,988,000, respectively, classified as long-term debt. It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings to be refinanced as of September 30, 1996 and 1995 is as follows (amounts in thousands):

                              1996                  1995
                       --------------------  --------------------
                         Amount    Interest    Amount    Interest
                         to be     Rate at     to be     Rate at
                       Refinanced  Yearend   Refinanced  Yearend
                       ----------  --------  ----------  --------
  United States -
    Commercial paper    $438,296     5.5%     $ 34,317       6%
  Germany                241,301    5-10%      197,671    5-10%
                        --------              --------
                        $679,597              $231,988
                        ========              ========

(10) Convertible Subordinated Debentures -

     On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 ("the Debentures") were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in a one-time extraordinary charge to the Company's net income of $12.2 million, after income taxes, or approximately $.06 per share. The Debentures were refinanced with (i) the net proceeds from the

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES issuance of $400 million of Senior Notes issued in January 1996 and (ii) additional commercial paper borrowings to be refinanced through other long-term financings.

(11) Commitments and contingencies -

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

Environmental proceedings.

     California judicial and regulatory authorities suspended the Company's ability to accept municipal solid waste at certain portions of its Azusa, California landfill in January 1991. The Company has continued to use the facility for the disposal of primarily inert waste. Since January 1991, the Company has sought and received the ability to dispose of certain additional non- municipal solid waste streams at the facility. In 1995, the Company was allowed to continue to accept municipal solid waste in a portion of the landfill dependent on the satisfaction of certain technical requirements mandated by California authorities. In October 1996 (pursuant to a judicial order issued in September), California authorities again suspended the Company's ability to accept municipal solid waste at its Azusa, California landfill pending compliance with certain additional regulatory requirements. Although this decision has been appealed, the Company determined that recovery of its total investment in this facility was unlikely. Accordingly, a special charge of $98 million was recorded to reduce the carrying amount of this investment to its estimated fair value. See Note (4).

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

     While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

Insurance matters.

     Under its insurance policies, the Company generally has self-insured retention limits ranging from $500,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. The Company has a wholly-owned domestic insurance subsidiary which operates as a captive insurance company. It currently writes insurance to meet financial assurance obligations related to closure and post-closure of certain landfills of the Company. At September 30, 1996, no claims had been made relative to this insurance operation, and no claim reserves had been posted.

     In order to meet existing governmental requirements, the Com-pany has been able to secure an environmental impairment liability insurance policy in amounts which the Company believes are in compliance with the amounts required by federal and state law. Under this policy, the Company must reimburse the carrier for losses incurred by the Company.

Waste-to-energy projects.

     Subsidiaries of the Company and Air Products and Chemicals, Inc. ("Air Products") each have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. The five facilities currently in commercial operation are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut, Niagara Falls, New York and Rochester, Massachusetts. Financing arrangements for four of these projects include agreements with the Company and Air Products to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform.

     With respect to the facilities located in Hempstead, New York, Essex County in New Jersey and Preston, Connecticut, the Company and Air Products generally will not be required to fund cash deficiencies associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, the Company may limit its financial obligations by partnership as follows:

  Hempstead, New York - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1996, $215 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $11 million.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

  Essex County in New Jersey - Funding of 50% of cash deficiencies including debt service up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

  Preston, Connecticut - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1996, total outstanding debt included $86 million of unamortized project debt and $44 million of additional partnership debt (of which $22 million is guaranteed by the Company). Average annual debt service on 50% of the debt over the next five years is $6 million.

     With respect to the facilities located in Niagara Falls, New York and Rochester, Massachusetts, the Company may limit its financial obligations by partnership as follows:

  Niagara Falls, New York - Funding of 50% of partnership cash deficiencies, including debt service. At September 30, 1996, $165 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $3 million.

  SEMASS in Rochester, Massachusetts - Under support agreements and guarantees
     (i) lending up to 50% of $5 million to the SEMASS Partnership under certain circumstances, (ii) deferring up to 50% of $7 million of operating cost reimbursement, and (iii) funding up to 50% of $5 million in operating damages. These obligations have been assigned to the lenders. The SEMASS Partnership has borrowed approximately $342 million (weighted average fixed rate of 9.7%) of non-recourse debt as of September 30, 1996.
     Average annual debt service on 50% of the debt over the next five years is approximately $20 million.

Operating leases.

     The Company and its subsidiaries lease substantial portions of their office and other facilities under various lease agreements. At September 30, 1996, total minimum rental commitments becoming payable under all noncancellable operating leases are as follows (in thousands):

   1997       $65,495          2001                     $31,455
   1998       $59,340          2002 - 2006              $94,397
   1999       $51,937          2007 - 2011              $63,893
   2000       $44,546          All years thereafter     $15,953

    Total rental expenses for fiscal years 1996, 1995 and 1994, substantially all of which related to fixed amount rental agreements, were $105,134,000, $95,526,000 and $58,667,000, respectively.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(12) Preferred stock -

     The Company is authorized by its Restated Certificate of In-corporation to issue 25 million shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

(13) Preferred Stock Purchase Rights Plan -

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

     The Plan, as subsequently amended in February 1996, provides that if the Company is acquired in a business combination transaction on or at any time after the date on which a person obtains ownership of stock having 20% or more of the Company's general voting power, provision generally must be made prior to the consummation of such transaction to entitle each holder of a Right to purchase at the exercise price a number of the acquiring company's common shares having a market value at the time of such transaction of two times the exercise price of the Right. The Plan also provides that upon the occurrence of certain other specific matters, each holder of a Right will have the right to receive, upon payment of the exercise price, shares of the new series of Preferred Stock having a market value of two times the exercise price of a Right. The Company has a right to redeem the Rights for $.05 per Right (subject to adjustment) prior to the time they become exercisable. The Rights will expire on June 13, 1998.

(14) Common stock -

Earnings per share.

     The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                      Year Ended September 30,
                                    ----------------------------
                                      1996      1995      1994
                                    -------   -------   -------
Common shares outstanding, end
  of period                         212,363   212,439   196,341
Less - Shares held in the Stock
  and Employee Benefit Trust        (11,012)  (13,596)       --
                                    -------   -------   -------
Common shares outstanding for
  purposes of computing primary
  earnings per share, end of
  period                            201,351   198,843   196,341

Effect of using weighted average
  common and common equivalent
  shares outstanding                 (1,398)   (1,199)   (9,788)
Effect of shares issuable under
  stock option plans based on
  the treasury stock method             715     1,433     1,068
                                    -------   -------   -------
Shares used in computing
  primary earnings per share        200,668   199,077   187,621
                                    =======   =======   =======

     Shares of common stock held in the Stock and Employee Benefit Trust ("the Trust") are not considered to be outstanding in the computation of common shares outstanding until shares are utilized at the Company's option for the purposes for which the Trust was established.

     The difference between shares for primary and fully di-luted earnings per share was not significant in any year. Conversion of the 6 3/4% Convertible Subordinated Debentures due 2005, which were determined not to be common stock equivalents, was not assumed in the computation of fully diluted earnings per share because the debentures had an anti-dilutive effect in the periods prior to their redemption in February 1996.

     Earnings per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 (the "6 1/4% Debentures") which were redeemed in February 1996, and the 7.25% Automatic Common Exchange Securities. The effect of the 6 1/4% Debentures on earnings per share was not significant or was not dilutive in the periods prior to their redemption in February 1996 and, accordingly, has not been included in the computations. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

Stock incentive plans.

     The Company presently maintains six stock option plans af-fording employees, directors and other persons affiliated with the Company the right to purchase shares of its common stock. At September 30, 1996, options were available for future grants only under five plans, the Company's 1987, 1990, both 1993 plans and the 1996 plan (subject to stockholder approval). At September 30, 1996, all of the options outstanding were non-qualified stock options. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the stock's fair market value on the date of the grant.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     Transactions under all stock option plans are summarized below:

                                   Year Ended September 30,
                           ----------------------------------------
                              1996           1995           1994
                           ----------     ----------     ----------
 Options outstanding at
   beginning of year       10,172,917      9,905,868      9,708,547
 Options granted            2,688,600      1,758,400      1,697,000
 Options terminated          (285,980)      (204,395)      (632,870)
 Options exercised           (563,073)    (1,286,956)      (866,809)
                           ----------     ----------     ----------
 Options outstanding at
   end of year             12,012,464     10,172,917      9,905,868
                           ==========     ==========     ==========
 Options exercisable at
   end of year              6,852,999      5,921,652      5,939,033
 Options available for
   future grants at
   end of year              2,423,544(1)   4,925,856      6,501,573
 Total option price of
   options outstanding
   at end of year        $330,267,919   $269,901,376   $249,683,713
 Option price range:
   Options granted       $25.56-$31.56  $28.00-$36.56  $25.44-$31.69
   Options terminated    $17.31-$40.44  $15.50-$40.44  $17.31-$43.38
   Options exercised     $12.81-$30.81  $ 9.34-$37.63  $ 7.00-$29.84
   Options outstanding
    at end of year       $17.31-$43.38  $12.81-$43.38  $ 9.34-$43.38

----------
     (1) Excludes 10 million under the 1996 Plan, which is subject to stockholder approval.

     Under the 1993 and 1996 Stock Incentive Plans, restricted common stock of the Company may be granted to officers, other key employees and certain non-employee directors. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock grants lapse two years from the date of grant for officers and key employees and three years for non-employee directors. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of additional paid-in capital in the Company's Consolidated Balance Sheet. Additionally, the 1993 and 1996 Stock Incentive Plans provide for common stock awards. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Of the 500,000 shares which may be awarded to officers and key employees as restricted stock grants or stock awards (excluding 1,500,000 shares which are subject to stockholder approval), 94,655 restricted shares were issued during the current year and 124,382 restricted shares were outstanding as of September 30, 1996. In addition, 8,024 restricted shares issued to non-employee directors were outstanding as of September 30,

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

1996.  No common stock awards had been granted as of September 30, 1996.

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

(15) Foreign currency translation -

     Increases (decreases) in the equity component for each period's translation adjustments are as follows (in thousands):

                                     Year Ended September 30,
                                 --------------------------------
                                    1996       1995       1994
                                 ---------- ---------- ----------
Beginning cumulative
  translation adjustment         $  30,821  $ (40,744) $(136,659)

Translation adjustment
  for the fiscal year              (61,959)    71,565     95,915
                                 ---------  ---------  ---------
Ending cumulative translation
  adjustment                     $ (31,138) $  30,821  $ (40,744)
                                 =========  =========  =========

(16) Income taxes -

     The components of (i) earnings before income taxes, minority interest and extraordinary item and (ii) the income tax provision for each of the three fiscal years ended September 30, are as set forth below (in thousands).

                           1996
             -------------------------------
             Excluding
              Special    Special       As
              Charges    Charges    Reported    1995      1994
             --------   ---------   --------  --------  --------
Domestic     $429,705   $(187,087)  $242,618  $563,648  $421,620
Foreign (1)    44,801    (259,713)  (214,912)  127,428    77,503
             --------   ---------   --------  --------  --------
             $474,506   $(446,800)  $ 27,706  $691,076  $499,123
             ========   =========   ========  ========  ========

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

----------
     (1) Amounts are net of intercompany interest expense for fiscal years 1996, 1995 and 1994 of $53,660,000, $36,572,000 and $23,838,000,
     respectively. The Company maintains a capital structure with respect to its foreign operations designed to minimize worldwide income and other tax costs.

                                              State
                       Federal    Foreign    & Local     Total
                      --------   --------   --------   --------
1996: Current         $ 51,900   $ 33,497   $ 17,463   $102,860
      Deferred          30,895    (35,382)     7,521      3,034
      Amortization
        of investment
        tax credit        (706)        --         --       (706)
                      --------   --------   --------   --------
                      $ 82,089   $ (1,885)  $ 24,984   $105,188
                      ========   ========   ========   ========

1995: Current         $183,876   $ 46,480   $ 23,330   $253,686
      Deferred          20,605     (6,764)     9,609     23,450
      Amortization
        of investment
        tax credit        (706)        --         --       (706)
                      --------   --------   --------   --------
                      $203,775   $ 39,716   $ 32,939   $276,430
                      ========   ========   ========   ========

1994: Current         $116,164   $ 42,107   $ 18,626   $176,897
      Deferred          34,646       (220)   (10,968)    23,458
      Amortization
        of investment
        tax credit        (706)        --         --       (706)
                      --------   --------   --------   --------
                      $150,104   $ 41,887   $  7,658   $199,649
                      ========   ========   ========   ========



     The following is a reconciliation between the U.S. federal income tax rate and the effective income tax rate for each of the three fiscal years in the period ended September 30, 1996:

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                     1996       1995       1994
                                    -------    -------    -------
 Excluding Special Charges:
  Income tax - U.S. federal rate     35.00%     35.00%     35.00%
  Federal effect of state
    income taxes                     (2.31)     (1.67)      (.54)
  Effect of foreign operations       (2.05)      (.20)       .89
  All other, net                      2.77       2.10       3.12
                                    ------      -----      -----
  Federal and foreign                33.41      35.23      38.47
  State income taxes                  6.59       4.77       1.53
                                    ------      -----      -----
  Effective income tax rate,
    excluding special charges        40.00      40.00      40.00
Effect of Special Charges           339.66         --         --
                                    ------      -----      -----
  Effective income tax rate         379.66%     40.00%     40.00%
                                    ======      =====      =====

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995, are as follows (in thousands):

                               1996                    1995
                       ---------------------   ---------------------
                       Deferred    Deferred    Deferred    Deferred
                          Tax        Tax         Tax         Tax
                        Assets   Liabilities    Assets   Liabilities
                       --------  -----------   --------  -----------
  Depreciation and
    amortization       $144,409   $468,326     $142,408   $460,444
  Accrued environ-
    mental and
    landfill costs      183,041         --      191,737         --
  Accruals related
    to discontinued
    operations            8,956         --       29,120         --
  Self-insurance
    accruals             56,457         --       52,310         --
  Assets and operations
    to be divested      107,247         --           --         --
  Net operating loss
    carryforwards       115,717         --      108,983         --
  Other                 318,449    138,649      231,550     88,505
                       --------   --------     --------   --------
  Deferred tax assets
    and liabilities     934,276   $606,975      756,108   $548,949
                                  ========                ========
  Valuation allowance  (192,811)               (116,244)
                       --------                --------
  Deferred tax
    assets, net of
    valuation
    allowance          $741,465                $639,864
                       ========                ========

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     The valuation allowance applies principally to a substantial portion of the net operating loss carryforwards and deductions associated with the special charges which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $180 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1997 to 2003. Domestic state net operating loss carryforwards of approximately $831 million (the tax benefit of which is calculated at rates ranging generally from 5%- 10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1997 to 2011. The net change in the total valuation allowance for the year ended September 30, 1996, was an increase of $76.6 million, principally due to the special charges taken in the fourth quarter of fiscal 1996, compared with a decrease in the prior year of $3.2 million.

     Deferred income taxes have not been provided as of September 30, 1996, on approximately $820 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

(17) Employee benefit plans -

Employee stock ownership and savings plan.

     The Company sponsors an employee stock ownership and savings plan which incorporates deferred savings features permitted under IRS Code Section 401(k). The plan covers substantially all U.S. employees with one or more years of service except for certain employees subject to collective bargaining agreements. Eligible employees may make voluntary contributions to one or more of five investment funds through payroll deductions which, in turn, will allow them to defer income for tax purposes. The Company matches these voluntary contributions at a rate of $.50 per $1.00 on the first 5% of total earnings contributed by each participating employee. The Company matches the voluntary contributions through open market purchases or issuances of shares of the Company's common stock. The Company expenses its contributions to the employee stock ownership and savings plan which for fiscal years 1996, 1995 and 1994 were $11,752,000, $10,545,000 and $9,430,000, respectively.

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

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

     The components of net annual pension cost for fiscal years 1996, 1995 and 1994 for the defined benefit plans were as follows (in thousands):

                                     1996      1995      1994
                                   --------  --------  --------
U.S. Plans:
  Service cost (benefits earned
    during the period)             $ 12,260  $  9,933  $ 11,260
  Interest cost on projected
    benefit obligation               13,521    12,597    10,329
  Investment gain on plan
    assets                          (27,957)  (14,097)  (11,728)
  Net amortization and deferral      12,056      (110)   (1,534)
                                   --------  --------  --------
  Net annual pension cost          $  9,880  $  8,323  $  8,327
                                   ========  ========  ========


Non-U.S. Plans:
  Service cost (benefits earned
    during the period)              $ 1,949   $ 1,969   $ 1,118
  Interest cost on projected
    benefit obligation                2,163     1,748     1,004
  Investment gain on plan assets     (2,044)   (2,628)      (62)
  Net amortization and deferral        (454)       12    (1,766)
                                    -------   -------   -------
  Net annual pension cost           $ 1,614   $ 1,101   $   294
                                    =======   =======   =======

     The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheet as of September 30, 1996 and 1995, and the significant assumptions used in accounting for the defined benefit plans. The measurement dates for the U.S. plans were June 30, 1996 and 1995 and for non-U.S. plans were September 30, 1996 and 1995.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                     1996                 1995
                             -------------------  -------------------
                                U.S.    Non-U.S.     U.S.    Non-U.S.
                             ---------  --------  ---------  --------
                                  (Dollar Amounts in Thousands)
Actuarial present value
  of accumulated benefit
  obligations, including
  vested benefits of
  $161,986, $10,296,
  $141,572 and $18,787,
  respectively               $(180,639) $(10,644) $(150,450) $(19,385)
                             =========  ========  =========  ========
Actuarial present value
  of projected benefit
  obligation                 $(196,909) $(14,412) $(166,552) $(24,130)
Plan assets at fair value,
  primarily commercial
  paper, common stocks
  (including 22,000 shares
  of the Company's common
  stock for U.S. plans at
  both dates) and mutual
  funds                        193,951    20,234    159,140    30,415
                             ---------  --------  ---------  --------

Projected benefit obligation
  (in excess of) less than
  plan assets                   (2,958)    5,822     (7,412)    6,285
Contributions made after
  measurement date but
  before end of fiscal year      7,263        --      4,000        --
Unrecognized net gain          (13,784)      (80)   (13,653)     (128)
Unrecognized prior service
  cost                         (13,957)       --    (15,259)       --
Unrecognized net (asset)
  obligation at transition      (1,486)    1,891     (1,680)    2,448
                             ---------  --------  ---------  --------
Prepaid (accrued) pension
  costs                      $ (24,922) $  7,633  $ (34,004) $  8,605
                             =========  ========  =========  ========


Discount rate                     8.0%  6.5-8.5%      7.75%   6.5-8.5%
Rate of increase in
  compensation levels             4.0%  3.0-6.5%       4.5%   3.5-7.0%
Expected long-term rate of
  return on assets                9.5%  6.5-9.5%       9.5%  6.5-10.0%


Termination indemnity plan.

     The employees of the Company's Italian operations are covered by a termination indemnity plan. Benefits under the plan, which are based on periods of service and the employee's compensation,

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES are payable in a lump sum upon (1) retirement, (2) termination, (3) death after 10 years of credited service or (4) disability after 10 years of credited service. Expense for fiscal years 1996, 1995 and 1994 related to this unfunded plan was $1,809,000, $1,798,000 and $1,203,000, respectively.

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

(18) Operations by industry segment and geographic area -

     The Company's revenues and income are derived principally from one industry segment, which includes the collection, transportation, processing/recovery and disposal of municipal solid waste and industrial wastes. This segment renders services to a variety of commercial, industrial, governmental and residential customers. Substantially all revenues represent income from unaffiliated customers.

     The table below reflects certain geographic information relat-ing to the Company's operations. For purposes of this table, general corporate expenses have been included in the computation of income from operations and are classified under "United States and Puerto Rico" (in thousands).

                              1996          1995          1994
                           ----------    ----------    ----------
Revenues:
  United States and
    Puerto Rico            $4,073,558    $4,070,021    $3,293,297
                           ----------    ----------    ----------
  Foreign - Europe          1,425,390     1,433,923       786,252
          - Other             280,329       275,407       234,992
                           ----------    ----------    ----------
    Total foreign           1,705,719     1,709,330     1,021,244
                           ----------    ----------    ----------
  Consolidated             $5,779,277    $5,779,351    $4,314,541
                           ==========    ==========    ==========

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                            1996            1995         1994
                          ----------     ----------   ----------
Combined income (loss)
 from operations and
 equity in earnings of
 unconsolidated
 affiliates:
  United States and
    Puerto Rico           $  327,421 (1) $  626,798   $  451,108
                          ----------     ----------   ----------
  Foreign - Europe          (118,411)(1)    186,251       91,035
          - Other            (10,847)(1)     30,134       38,851
                          ----------     ----------   ----------
    Total foreign           (129,258)       216,385      129,886
                          ----------     ----------   ----------
  Consolidated            $  198,163     $  843,183   $  580,994
                          ==========     ==========   ==========

Depreciation and
 amortization:
  United States and
    Puerto Rico           $  438,639     $  412,968   $  349,189
                          ----------     ----------   ----------
  Foreign - Europe           134,061        113,907       72,288
          - Other             29,825         24,995       22,715
                          ----------     ----------   ----------
    Total foreign            163,886        138,902       95,003
                          ----------     ----------   ----------
  Consolidated            $  602,525     $  551,870   $  444,192
                          ==========     ==========   ==========

Identifiable assets:
  United States and
    Puerto Rico           $4,803,978     $4,532,014   $3,626,134
                          ----------     ----------   ----------
  Foreign - Europe         2,435,541      2,599,797    1,903,141
          - Other            361,387        328,561      267,680
                          ----------     ----------   ----------
    Total foreign          2,796,928      2,928,358    2,170,821
                          ----------     ----------   ----------
  Consolidated (2)        $7,600,906     $7,460,372   $5,796,955
                          ==========     ==========   ==========

-----------------

    (1) Fiscal year 1996 earnings information for operations in (i) the United States and Puerto Rico, (ii) Europe and (iii) other foreign countries include special charges of $187,087,000, $234,773,000 and $24,940,000, respectively. See Note (4).

    (2) The Attwoods acquisition in the first quarter of fiscal 1995 and the Otto Waste Services acquisition in the second quarter of fiscal 1994 each increased the identifiable assets of the Company by over $1.0 billion.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(19) Fair value of financial instruments -

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

                                   As of September 30,
                        ----------------------------------------
                               1996                  1995
                        ------------------   -------------------
                           Book     Fair         Book     Fair
                          Value     Value       Value     Value
                        --------  --------    --------  --------
                                     (In Thousands)
Debt -
  6.10% Senior Notes    $198,162  $188,848    $     --  $     --
  6.375% Senior Notes    197,949   184,171          --        --
  7.40% Debentures       397,918   377,107     397,864   396,830
  7 7/8% Senior Notes    299,217   311,575     299,125   322,606
  9 1/4% Debentures      100,000   117,740     100,000   121,490
  Solid waste revenue
    bond obligations     149,127   151,601     114,079   119,444
  Other notes payable    804,721   837,174     585,211   608,435
  Commercial paper and
    short-term
    facilities to be
    refinanced           679,597   676,489     231,988   231,701
Convertible
  subordinated
  debentures                  --        --     744,944   742,806

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

     In the normal course of business, the Company has letters of credit, performance bonds and other guarantees which are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

(20) Related party transactions -

     One of the Company's directors is affiliated with Otto Holding International B.V. ("OHI") which owns the other 50% interest of Otto Waste
Services.   The Company, primarily through its 50% ownership of Otto Waste
Services, is engaged in various transactions through the ordinary course of business with OHI, its subsidiaries and unconsolidated affiliates or other affiliated parties ("OHI Group"). The OHI Group leased containers and equipment under operating leases and provided certain administrative services to Otto Waste Services during the current fiscal year. Charges for these administrative services were approximately $4.7 million and $5.0 million for fiscal year 1996 and 1995, respectively, and $3.5 million for the period from the acquisition date in February 1994 through the end of fiscal 1994. The Company, including Otto Waste Services, also purchased or entered into capital leases for approximately $30.8 million and $29.3 million, respectively, of containers from the OHI Group during fiscal years 1996 and 1995. Included in the Company's Consolidated Balance Sheet at September 30, 1996 and 1995, are the following amounts relating to transactions with the OHI Group (in thousands):

                                       1996          1995
                                    ----------    ----------
  Accounts payable                   $    --       $   613
  Other accrued liabilities            7,673            --
  Capital lease obligations           44,000        46,252
  Notes payable, interest
   payable at FIBOR plus 2%            3,131         3,613

     During fiscal 1996, Otto Waste Services sold certain assets related to plastics processing to the OHI Group. These assets were sold to OHI for approximately $2.5 million resulting in a loss on the sale for Otto Waste Services of approximately $1.3 million which is included in the Company's Consolidated Statement of Operations. Additionally, Otto Waste Services sold the stock of one of its subsidiaries to the OHI Group at its recorded book value of approximately $2.1 million. OHI also sold two companies specializing in plastics recycling and processing to Otto Waste Services at their net book value of approximately $372,000. In connection with the acquisition of these two companies, Otto Waste Services assumed liabilities of approximately $6.6 million of long-term debt with third parties and approximately $7.7 million in net payables with affiliated companies of Otto Waste Services and other companies within the OHI Group.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(21) Quarterly financial information (Unaudited) -

                       First      Second         Third      Fourth
                      Quarter     Quarter       Quarter     Quarter
                    ----------  ----------    ----------  ----------
                       (In Thousands Except for Per Share Amounts)
Revenues      1996  $1,430,781  $1,373,887    $1,471,368  $1,503,241
              1995  $1,292,787  $1,409,366    $1,550,083  $1,527,115

Gross profit  1996  $  382,676  $  346,971    $  356,018  $  377,997
              1995  $  367,817  $  403,059    $  445,117  $  416,055

Income (loss)
 from
 operations   1996  $  174,162  $  134,414    $  134,802  $ (300,585)(2)
              1995  $  177,311  $  193,034    $  218,685  $  200,157

Income taxes  1996  $   58,118  $   42,205    $   42,417  $  (37,552)
              1995  $   65,010  $   66,109    $   76,724  $   68,587

Income (loss)
 before extra-
 ordinary
 item         1996  $   83,010  $   60,984    $   62,022  $ (295,188)
              1995  $   89,570  $   92,809    $  106,267  $   95,915

Net income
 (loss)       1996  $   83,010  $   48,825(1) $   62,022  $ (295,188)
              1995  $   89,570  $   92,809    $  106,267  $   95,915


Income (loss)
 per share:
  Income (loss)
   before
   extra-
   ordinary
   item       1996       $ .42       $ .30         $ .31      $(1.47)
              1995       $ .45       $ .47         $ .53      $  .48


  Net income
    (loss)    1996       $ .42       $ .24         $ .31      $(1.47)
              1995       $ .45       $ .47         $ .53      $  .48

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

-------------

(1) In the second quarter of fiscal year 1996, the Company recorded an after-tax loss of $12.2 million associated with redemption of debt, which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (10).

(2) In the fourth quarter of fiscal year 1996, the Company incurred special charges of $446.8 million related to decisions to sell the Company's Italian operations, divest non-core business assets and operations, close certain recycling facilities and writedown the investment in its Azusa, California landfill. See Note (4).

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

         Consolidated statement of income for the three years ended September
          30, 1996.

         Consolidated balance sheet--September 30, 1996 and 1995.

         Consolidated statement of common stockholders' equity for the three years ended September 30, 1996.

         Consolidated statement of cash flows for the three years ended
          September 30, 1996.

         Notes to consolidated financial statements.

SCHEDULES

         II Allowance for doubtful accounts for the three years ended September 30, 1996.

Schedules, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is included in the financial statements or notes thereto.

EXHIBITS


          3.1   Restated Certificate of Incorporation of BFI, dated October 7,
                1991. (Exhibit 3(a) of Form 10-K for the fiscal year ended
                September 30, 1993, is hereby incorporated by reference.)

          3.2   By-laws of BFI, as amended through September 6, 1995.

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

          4.4   Third Amendment, dated February 20, 1996, to Rights Agreement,

                dated as of June 1, 1988, between the Company and First Chicago
                Trust Company of New York as successor Rights Agent.  (Exhibit
                4 of Form 10-Q for the quarter ended March 31, 1996, is hereby incorporated by reference.)

          4.5 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National
                Association, as Administrative Agent, and the other banks named therein.

          4.6   Restated Indenture, dated as of September 1, 1991, between
                First City, Texas-Houston, National Association, Trustee, and
                BFI. (Exhibit 4.8 of Form 10-K for the fiscal year ended
                September 30, 1991, is hereby incorporated by reference.)

          4.7   Indenture, dated as of August 1, 1987, between First
                RepublicBank Houston, National Association, Trustee, and BFI.
                (Exhibit 4.1 to Registration Statement on Form S-3 No. 33-16537 is hereby incorporated by reference.)


          4.8 First Supplemental Indenture, dated as of January 11, 1994, between Nations Bank of Texas, National Association,
                Trustee, and BFI. (Exhibit 4(f) to Registration Statement on
                Form S-3 No. 33-58790 is hereby incorporated by reference.)

          4.9   Multicurrency Revolving Credit Agreement, dated December 5,
                1994, between BFI Acquisition plc, BFI International, Inc.,
                Browning-Ferris Industries Europe, Inc., BFI and Credit Suisse and the Banks specified therein. (Exhibit 10 of Form 10-Q for the quarter ended December 31, 1994, is hereby incorporated by reference).

          4.10  Purchase Contract Agreement, dated as of June 28, 1995, between
                BFI and The First National Bank of Chicago, as Purchase
                Contract Agent. (Exhibit 4(i) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

          4.11  Pledge Agreement, dated as of June 28, 1995, among BFI, Texas
                Commerce Bank National Association, as Collateral Agent, and
                The First National Bank of Chicago, as Purchase Contract
                Agent. (Exhibit 4(j) of Form 8-K dated July 3, 1995, is hereby incorporated by reference.)

          10.1  Employment Agreement, dated October 1, 1995, between BFI and
                William  D. Ruckelshaus.

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

          10.9 Second Amendment, dated March 1, 1995, to Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters.

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

         *10.24 Parent Agreement, dated as of January 25, 1991, between Air
                Products and Chemicals, Inc. and BFI.

          10.25 Purchase and Transfer Agreement between Otto Holding
                International B.V., the Registrant and BFI Atlantic GmbH, dated September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

          10.26 BFI Deferred Compensation Agreement.

          10.27 BFI Convertible Annual Incentive Award Plan.

          10.28 BFI Stock and Employee Benefit Trust Agreement, dated February
                28,  1995, between BFI and Wachovia Bank of North Carolina,
                N.A., as trustee.

          10.29 Common Stock Purchase Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee


        * 12.      Computation of Ratio of Earnings to Fixed Charges of
                   Browning-Ferris Industries, Inc. and Subsidiaries.

        * 21.      Subsidiaries of the Registrant.

        * 23.1     Consent of Arthur Andersen LLP.

        * 27.1     Financial Data Schedule.

__________________
*Filed herewith.

Reports on Form 8-K

None.

____________________

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

                                                                     SCHEDULE II




               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  For the Three Years Ended September 30, 1996
                                 (In Thousands)

    ==============================================================
                              Additions
                 Balance       Charged     Deductions     Balance
                Beginning        to           from         End of
                 of Year       Income       Reserves        Year
    ==============================================================
    1996         $39,777       $29,527     $(28,682)       $40,622

    1995         $33,284       $26,620     $(20,127)       $39,777

    1994         $21,870       $31,346     $(19,932)       $33,284

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BROWNING-FERRIS INDUSTRIES, INC.
                                                (Registrant)


DATE: December 4, 1996                  By:      /s/ Bruce E. Ranck
                                           ----------------------------------
                                                   Bruce E. Ranck
                                             President, Chief Executive
                                                Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                              /s/ William D. Ruckelshaus
                                           ----------------------------------
                                                William D. Ruckelshaus
                                                 Chairman of the Board
                                                     and Director

                                                  /s/ Bruce E. Ranck
                                           ----------------------------------
                                                    Bruce E. Ranck,
                                           President, Chief Executive Officer
                                                     and Director

                                                  /s/ Norman A. Myers
                                           ----------------------------------
                                                    Norman A. Myers
                                            Vice Chairman, Chief Marketing
                                                 Officer and Director

                                                /s/ Jeffrey E. Curtiss
                                           ----------------------------------
                                                  Jeffrey E. Curtiss,
                                              Senior Vice President and
                                               Chief Financial Officer

                                                /s/ David R. Hopkins
                                           ----------------------------------
                                                  David R. Hopkins,
                                           Vice President, Controller and
                                              Chief Accounting Officer

                                                /s/ William T. Butler
                                           ----------------------------------
                                                 William T. Butler,
                                                      Director

                                             /s/ C. Jackson Grayson, Jr.
                                           ----------------------------------
                                              C. Jackson Grayson, Jr.,
                                                      Director

                                                /s/ Gerald Grinstein
                                           ----------------------------------
                                             Gerald Grinstein, Director,

                                                   /s/ Ulrich Otto
                                           ----------------------------------
                                               Ulrich Otto, Director,

                                             /s/ Harry J. Phillips, Sr.
                                           ----------------------------------
                                              Harry J. Phillips, Sr.,
                                                      Director

                                             /s/ Joseph L. Roberts, Jr.
                                           ----------------------------------
                                              Joseph L. Roberts, Jr.,
                                                      Director

                                                 /s/ Marc J. Shapiro
                                           ----------------------------------
                                              Marc J. Shapiro, Director

                                                /s/ Robert M. Teeter
                                           ----------------------------------
                                             Robert M. Teeter, Director

                                                 /s/ Louis A. Waters
                                           ----------------------------------
                                              Louis A. Waters, Director

                                               /s/ Marina v.N. Whitman
                                           ----------------------------------
                                            Marina v.N. Whitman, Director

December 4, 1996                                /s/ Peter S. Willmott
                                           ----------------------------------
                                             Peter S. Willmott, Director