Form 10-Q
period 1996-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1997-02-12
CIK 14827

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     74-1673682
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          757 N. Eldridge
           Houston, Texas                                 77079
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (281) 870-8100

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
Indicate the number of shares outstanding of the issuer's common stock, as of February 11, 1997:
213,056,444.

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

  ----------------------------------------------------------------------
                                                   Three Months Ended
                                                      December 31,
                                              --------------------------
                                                 1996           1995
  ----------------------------------------------------------------------
  Revenues                                    $1,495,137     $1,430,781
  Cost of operations                           1,111,298      1,048,105
                                              ----------     ----------

  Gross profit                                   383,839        382,676
  Selling, general and
    administrative expense                       220,037        208,514
                                              ----------     ----------

  Income from operations                         163,802        174,162
  Interest, net                                   45,256         40,977
  Equity in earnings of
    unconsolidated affiliates                     (7,721)       (12,110)
                                              ----------     ----------

  Income before income taxes
    and minority interest                        126,267        145,295
  Income taxes                                    50,507         58,118
  Minority interest in
    income of consolidated
    subsidiaries                                   3,880          4,167
                                              ----------     ----------

  Net income                                  $   71,880     $   83,010
                                              ==========     ==========

  Number of common and common
    equivalent shares used
    in computing earnings
    per share                                    201,877        199,878
                                              ==========     ==========

  Earnings per common and
    common equivalent share                      $   .36        $   .42
                                                 =======        =======

  Cash dividends per
    common share                                 $   .17        $   .17
                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

            BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

------------------------------------------------------------------------
                                             December 31,  September 30,
                                                1996           1996
                                             (Unaudited)
------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $  114,368      $  110,224
  Short-term investments                         12,194          26,394
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $40,888 and $40,622           928,532         929,316
    Other                                        46,437          42,543
  Inventories                                    50,255          51,536
  Deferred income taxes                         110,246         119,914
  Prepayments and other                          81,290         107,868
                                             ----------      ----------

    Total current assets                      1,343,322       1,387,795
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,797,746 and $2,737,788                3,884,308       3,920,721
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $148,798 and $138,636                     1,676,913       1,671,461
  Other intangible assets, net of
    accumulated amortization of $95,348
    and $110,835                                106,746         110,925
  Deferred income taxes                         104,870         122,617
  Investments in unconsolidated affiliates      290,848         287,051
  Other                                          99,974         100,336
                                             ----------      ----------

    Total other assets                        2,279,351       2,292,390
                                             ----------      ----------

    Total assets                             $7,506,981      $7,600,906
                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

--------------------------------------------------------------------------
                                             December 31,  September 30,
                                                1996           1996
                                             (Unaudited)
--------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $   45,027      $   59,806
  Accounts payable                              436,655         507,731
  Accrued liabilities -
    Salaries and wages                          113,905         129,203
    Taxes, other than income                     48,576          40,876
    Other                                       450,715         430,187
  Income taxes                                   58,838          35,586
  Deferred revenues                             194,538         195,101
                                             ----------      ----------
    Total current liabilities                 1,348,254       1,398,490
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              536,141         541,838
  Deferred income taxes                         107,444         108,041
  Other                                         278,159         275,374
                                             ----------      ----------
    Total deferred items                        921,744         925,253
                                             ----------      ----------
LONG-TERM DEBT, net of current portion        2,666,830       2,766,885
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,388,843 and
    213,390,458 shares issued                    35,572          35,572
  Additional paid-in capital                  1,744,702       1,730,612
  Retained earnings                           1,082,807       1,031,331
  Treasury stock, 1,028,663 and 1,027,278
    shares, at cost                             (11,987)        (11,926)
  Stock and Employee Benefit Trust,
    10,702,517 and 11,012,423 shares           (280,941)       (275,311)
                                             ----------      ----------
    Total common stockholders' equity         2,570,153       2,510,278
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,506,981      $7,600,906
                                             ==========      ==========


 The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

----------------------------------------------------------------------------
                                                       Three Months Ended
                                                          December 31,
                                                    ------------------------
                                                       1996          1995
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   71,880    $  83,010
                                                    ----------    ---------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                           129,292      125,630
      Goodwill                                          11,155       11,934
      Other intangible assets                            6,654        8,009
    Deferred income tax expense                         23,417        4,930
    Amortization of deferred investment tax credit        (177)        (177)
    Provision for losses on accounts receivable          7,531        6,045
    Gains on sales of fixed assets                      (1,603)        (835)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received              (5,427)     (10,345)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                 3,880        4,167
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                 (6,568)      28,300
      Inventories                                        1,283       (3,945)
      Other assets                                      18,015       11,545
      Other liabilities                                (38,182)     (76,098)
                                                    ----------   ----------
    Total adjustments                                  149,270      109,160
                                                    ----------   ----------
  Net cash provided by operating activities            221,150      192,170
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (103,176)    (249,816)
  Payments for businesses acquired                         (58)     (40,344)
  Investments in unconsolidated affiliates              (6,983)      (4,816)
  Proceeds from disposition of assets                   10,833       24,195
  Purchases of short-term investments                       --      (18,960)
  Sales of short-term investments                       14,222           --
  Return of investment in unconsolidated
    affiliates                                          10,241        8,018
                                                    ----------   ----------
  Net cash used in investing activities                (74,921)    (281,723)
                                                    ----------    ---------

(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                (Unaudited)

                              (In Thousands)

----------------------------------------------------------------------------
                                                       Three Months Ended
                                                          December 31,
                                                    ------------------------
                                                       1996          1995
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      1,861         1,668
  Proceeds from issuance of indebtedness              112,907       179,522
  Repayments of indebtedness                         (222,951)      (32,952)
  Dividends paid                                      (34,225)      (33,796)
                                                   ----------     ---------
  Net cash provided by (used in)
    financing activities                             (142,408)      114,442
                                                   ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES                           323           (95)
                                                   ----------     ---------
NET INCREASE IN CASH                                    4,144        24,794
CASH AT BEGINNING OF PERIOD                           110,224        92,808
                                                   ----------     ---------
CASH AT END OF PERIOD                              $  114,368     $ 117,602
                                                   ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $ 30,938     $  18,953
  Income taxes                                      $  6,142     $  10,318

















  The accompanying notes are an integral part of these financial statements.

        BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as filed with the Securities and Exchange Commission.

     In October 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was issued by the Financial Accounting Standards Board in March 1995. The statement sets forth standards for the recognition and measurement of impairment of long-lived assets, including certain identifiable intangible assets and goodwill related to those assets, to be held and used in an entity's operations or expected to be disposed of. As the Company's prior accounting practices were substantially in compliance with the provisions of the new standard, the adoption of SFAS No. 121 had no material effect on the Company's financial position or results of operations.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                            Three Months Ended
                                                December 31,
                                            --------------------
                                              1996         1995
                                            -------      -------
Common shares outstanding, end of period    212,360      212,438
Less - Shares held in the Stock and
  Employee Benefit Trust                    (10,702)     (13,235)
                                            -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                      201,658      199,203
Effect of using weighted average common
  and common equivalent shares outstanding     (144)        (179)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  363          854
                                            -------      -------
Shares used in computing earnings
  per share                                 201,877      199,878
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

     Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include stock options, the Company's 6 1/4% Convertible Subordinated Debentures due 2012 (the "6 1/4% Debentures"), which were redeemed in February 1996, and the 7.25% Automatic Common Exchange Securities. The effect of the
6 1/4% Debentures on earnings per share was not significant in the period prior to their redemption in February 1996 and, accordingly, has not been included in the computation. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Special Charges -

     Special charges of $447 million ($362 million or $1.80 per share after income taxes) were included in the Company's results of operations for the fourth quarter of fiscal 1996. Charges of $349 million resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The remainder of the special charges related to the writedown of the Company's investment in the Azusa, California landfill to fair value, which was determined based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved. This writedown was a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including adverse decisions by California judicial and regulatory authorities in fiscal 1996 and early fiscal 1997, bearing on the site's ability to accept municipal solid waste.

     The Company expects to complete the sale of its Italian operations in 1997. An investment banking firm has been engaged to assist in the marketing and sale of these operations. The Company's investment in its Italian operations, before considering special charges, was $206 million as of September 30, 1996. At the time of the sale of all or substantially all of the Italian operations occurs, losses accumulated in the foreign currency translation component of common stockholders' equity ($48 million as of December 31, 1996) must be reported as an additional loss on the sale of these operations. Summary financial information related to the Company's Italian operations is as follows (in thousands):

                     For the Three Months
                             Ended
                          December 31,
                     ---------------------    For the Year Ended
                       1996          1995     September 30, 1996
                     -------       -------    ------------------

Revenues             $29,232       $29,253         $ 122,782
Income (loss)
 from operations
 and equity in
 earnings of
 unconsolidated
 affiliates          $(2,013)         $229         $(182,584)

     The Company also expects to divest certain domestic and international non-core business assets and operations and close certain recycling facilities during 1997. Assets of these operations, prior to the special charges, were approximately $177 million as of September 30, 1996. The results of operations for these non-core business assets and operations and recycling facilities were not material to the Company's consolidated results of operations for fiscal 1996 as the aggregated revenues and income
(loss) from operations of these assets and operations represented less than 4% of the Company's corresponding consolidated totals, on a pre-special charge basis. During the first quarter, the Company closed 22 and sold three recycling facilities.

(4)  Business Combinations -

    During the current fiscal year, the Company paid approximately $68,000 (including additional amounts payable, principally to former owners, of $10,000) to acquire three solid waste businesses, which were accounted for as purchases. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

     During the prior fiscal year, the Company paid approximately $243.4 million (including additional amounts payable, principally to former owners, of $23.3 million and the issuance of 974,085 shares of the Company's common stock valued at $28.3 million) to acquire 102 solid waste businesses, which were accounted for as purchases, including the acquisition of the remaining 50% ownership interest of Pfitzenmeier & Rau ("P&R"), a joint venture previously owned 50% by Otto Waste Services, a 50% owned subsidiary of the Company. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $69.3 million (including $55.0 million related to P&R) and other liabilities of $37.4 million. The results of these business combinations were not material to the Company's consolidated results of operations or financial position.

     The results of all businesses acquired in fiscal years 1997 and 1996 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

(5)  Long-Term Debt -

     Long-term debt at December 31, 1996, and September 30, 1996, was as follows (in thousands):

                                     December 31,  September 30,
                                        1996           1996
                                     ------------  -------------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,764
    and $1,838                        $  198,236    $  198,162
  6.375% Senior Notes, net of
    unamortized discount of $2,006
    and $2,051                           197,994       197,949
  7 7/8% Senior Notes, net of
    unamortized discount of $760
    and $783                             299,240       299,217
  7.40% Debentures, net of
    unamortized discount of
    $2,069 and $2,082                    397,931       397,918
  9 1/4% Debentures                      100,000       100,000
  Solid waste revenue bond
    obligations                          161,721       149,127
  Other notes payable                    753,825       804,721
                                      ----------    ----------
                                       2,108,947     2,147,094
  Commercial paper and short-term
   facilities to be refinanced           602,910       679,597
                                      ----------    ----------
  Total long-term debt                 2,711,857     2,826,691
  Less current portion                    45,027        59,806
                                      ----------    ----------
  Long-term debt, net of current
    portion                           $2,666,830    $2,766,885
                                      ==========    ==========

     During December 1996, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement which was originally established to fund the Company's acquisition of Attwoods plc in December 1994. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1997. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement.

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of December 31, 1996 and September 30, 1996 is as follows (amounts in thousands):

                                    December 31,   September 30,
                                        1996           1996
                                    ------------   -------------
  United States -
    Commercial paper                  $318,447        $438,296
  Germany                              284,463         241,301
                                      --------        --------
                                      $602,910        $679,597
                                      ========        ========

     As of December 31, 1996, distributions from retained earnings could not exceed $1.0 billion under the most restrictive of the Company's net worth maintenance requirements.

(6)  Commitments and Contingencies -

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

Environmental Proceedings.

     The Company and certain subsidiaries are involved in various environmental matters or proceedings, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, and proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), as well as other matters or claims that could result in additional environmental proceedings.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Net income for the first three months of fiscal 1997 was $71.9 million or $.36 per share. These results compare with net income for the same period of the prior year of $83.0 million or $.42 per share. The decline in first quarter results compared with the same period of the prior year was due to lower earnings in North America. Fiscal 1997 first quarter results continued to be affected negatively in North America by the significant decline in the weighted average value of recycling commodities and increased operating costs, including severance and reorganization expenses associated with both the reorganization of North American operations in June 1996 and the recent reductions in employee staffing levels to effect improvements in operating and administrative efficiency. First quarter earnings were also negatively affected by increased interest expense and lower earnings of unconsolidated affiliates. The unfavorable impact of these factors was offset partially by an increase in the Company's income from operations of $5.7 million, principally due to lower depreciation and amortization expense, which resulted from the special charges of $447 million taken in the fourth quarter of fiscal 1996 (see Note (3) of Notes to Consolidated Financial Statements).

     During the first quarter of fiscal 1997, the Company's actions reflected its previously announced strategic shift in focus away from an emphasis on external growth to an emphasis on internal growth and on increasing return on assets. The redeployment of the sales force was completed during the quarter, which should enable sales personnel to better focus on the Company's customers. In addition, the plan to reduce selling, general and administrative expenses ("SG&A") commenced during the quarter with the reduction of approximately 750 employees since September 30, 1996, and the initiation of business and administrative consolidation activities. SG&A as a percent of revenues was 14.7% for the first quarter, higher than the same period of the prior year (14.6%), but lower than the fourth quarter of fiscal 1996 (15.4%). The Company's SG&A milestone for fiscal 1997 is to reduce SG&A as a percent of revenues to 14.6% for the fiscal year. Further, the Company completed its initial marketplace and business line strategic reviews during the first quarter and identified core and non-core business operations (including those considered in the special charges incurred in the prior quarter) to be marketed and sold with aggregate revenues of approximately $270 million in the U.S. and $130 million outside of the U.S. During the first quarter, the Company closed 22 recycleries and sold three. Capital expenditures for the first quarter of fiscal 1997 were limited to $104 million as the Company focused on improving the efficiency of its current asset base.

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. The Company has established an operating profit milestone for fiscal 1997 to increase income from operations as a percent of revenues to 12%. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                  Three Months Ended
                                 --------------------  Year Ended
                                  12/31/96   12/31/95   9/30/96
                                 ---------  ---------  ----------
Profitability Margins:
  Gross profit                     25.7%      26.7%     25.3%
  Income from operations before
    special charges                11.0%      12.2%     10.2%
  Income from operations           11.0%      12.2%      2.5%
  Income before income taxes,
    minority interest and
    extraordinary item              8.4%      10.2%      0.5%
  Net income before special
    charges and extraordinary
    item (1)                        4.8%       5.8%      4.7%
  Net income (loss)(1)              4.8%       5.8%     (1.8%)

Other Financial Information:
  Return on Gross Assets           2.76%      3.09%     11.4%
  Ratio of earnings to fixed
    charges                         2.81       3.29      1.02 (2)

----------
     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common
          Exchange Securities.  (See Note (7) of Notes to
          Consolidated Financial Statements.)

     (2) Excluding the effects of the fiscal 1996 special charges of $447 million, the ratio of earnings to fixed charges for fiscal 1996 was 2.77.

     The three months ended December 31, 1996, reflected declines in all of the profitability margins presented above from the same period of the prior year. These profitability margins were affected negatively in domestic operations by the significant decline in the weighted average value of recycling commodities in the current quarter as compared with the first quarter of the prior year, despite the mitigating impact of floor price contracts. The weighted average market prices in North America for corrugated, office paper and newspaper declined by 20%, to $56 per ton in the first quarter of the current year from $70 per ton in the comparable period last year. Current quarter profitability margins were also affected negatively by increased operating costs, including employee severance and reorganization expenses of $4.8 million incurred in the first quarter, offset partially by the increase in income from operations associated principally with the reduced depreciation and amortization expense resulting from the special charges taken in the fourth quarter of fiscal 1996. In the Company's international operations, improvements in gross profit and income from operations margins in the current year were offset by increased interest expense and reduced earnings from unconsolidated affiliates, principally due to the acquisition of the remaining 50% ownership interest in Pfitzenmeier and Rau ("P&R") in the second quarter of fiscal 1996.

     As stated above, management's focus has shifted from external growth to an emphasis on internal growth with success measured by cash flow and return on gross assets. Return on gross assets ("ROGA"), although not a measure of financial performance under generally accepted accounting principles, is a new measurement for the Company representing the quotient of operating cash flow divided by average gross assets, where operating cash flow and gross assets are defined generally as follows:

     Operating cash flow - the sum of (i) net income before extraordinary item,
     (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal 1996).

     Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $380 million at December 31, 1996 and $382 million at September 30, 1996) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $463 million at December 31, 1996) and (iii) deferred income tax liabilities.

Gross assets in the ROGA computations for the first quarter of a fiscal year are the average of the applicable beginning and end of quarter amounts; gross assets for a fiscal year are the average of the applicable five quarter-end amounts in the period. The Company established a ROGA milestone for fiscal 1997 to increase ROGA by 0.5% from fiscal 1996 to 11.9%.

     Total assets decreased from $7.6 billion at September 30, 1996 to $7.5 billion at December 31, 1996. The decrease was principally attributable to the excess of depreciation and amortization expense over capital expenditures during the first quarter of fiscal 1997. Gross assets of approximately $9.06 billion in the computation of ROGA were relatively flat at December 31, 1996 compared with September 30, 1996.

     EBITDA (defined herein as income from operations plus deprec-iation and amortization expense) was $311 million for the first three months of fiscal 1997 as compared with $320 million for the first three months of last year. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

Revenues -

     Revenues for the three months ended December 31, 1996, were $1.50 billion, a 4.5% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                     Three Months Ended
                                   ----------------------     %
                                    12/31/96    12/31/95    Change
                                   ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                    $  743,006  $  705,964    5.2%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers          145,228     133,170    9.1%
      Affiliated companies            131,726     123,622    6.6%
                                   ----------  ----------
                                      276,954     256,792    7.9%

  Recycling Services                  133,597     133,431    0.1%
  Medical Waste Services               49,927      49,628    0.6%
  Services Group and Other             21,884      21,172    3.4%
  Elimination of affiliated
    companies' revenues              (131,726)   (123,622)   6.6%
                                   ----------  ----------
  Total North American Operations   1,093,642   1,043,365    4.8%

International Operations              401,495     387,416    3.6%
                                   ----------  ----------
  Total Company                    $1,495,137  $1,430,781    4.5%
                                   ==========  ==========

     As the table below reflects, revenue growth for the three months ended December 31, 1996, was due principally to acquisitions and, to a lesser extent, pricing and volume.

                                         Changes in Revenue for
                                             Three Months Ended
                                               December 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
     Price                                   1.2%         (2.3)%
     Volume                                  0.9            --
     Acquisitions                            3.4          11.3
     Foreign currency translation           (1.0)          1.7
                                            ----          ----
       Total Percentage Increase             4.5%         10.7%
                                            ====          ====

     As shown above, acquisitions accounted for revenue growth of 3.4% for the first three months of fiscal 1997 over the same period of the prior year. Revenue growth due to acquisitions was attributable to acquisitions consummated in fiscal 1996. No significant acquisitions were closed in the first quarter of the current year with the new emphasis on internal rather than external growth. Revenues increased due to change in price during the first quarter despite the decline in pricing in the North American recycling business previously discussed. Increases in revenues due to price were noted in the Company's collection, medical waste and international businesses while a slight decrease was experienced in the transfer and disposal business, principally a result of reduced special waste volumes disposed, which generate more revenue per unit than solid waste, while the lower priced solid waste volumes increased compared with the first quarter of fiscal 1996. The increases in revenue due to volume in the current quarter compared with the same period of the prior year were driven by increases in the North American collection, transfer and disposal and recycling businesses.

Cost of Operations -

     Cost of operations increased $63 million or 6.0% for the first three months of fiscal 1997, compared with the same period of the prior year. Most of the increase in cost of operations is attributable to businesses acquired in fiscal 1996. Cost of operations as a percent of revenues increased from 73.3% for the three months ended December 31, 1995 to 74.3% for the three months ended December 31, 1996. Included in cost of operations is depreciation and amortization expense of approximately $122 million and $120 million for the three months ended December 31, 1996 and 1995, respectively.

Selling, General and Administrative Expense -

     SG&A was $220 million for the first three months of fiscal 1997, an increase of 5.5% over the same period last year. SG&A as a percent of revenues increased slightly from 14.6% of revenues for the three months ended December 31, 1995 to 14.7% of revenues for the three months ended December 31, 1996. The $11.5 million increase in SG&A was primarily related to higher costs (including goodwill amortization) associated with the Company's acquisition activities, and due to approximately $4.8 million of severance and reorganization expenses associated with both the reorganization of North American operations in June 1996 and the recent reduction of approximately 750 employees to effect improvements in operating and administrative efficiency. Included in SG&A for the three months ended December 31, 1996 and 1995 was depreciation and amortization expense of $25 million and $26 million, respectively.

Net Interest Expense -

     Net interest expense increased $4.3 million or 10.4% for the first three months of fiscal 1997 compared with the same period of the prior year as a result of the increase in average debt outstanding between the periods, associated principally with fiscal

1996 capital expenditures of approximately $1.2 billion. At the end of the first quarter of fiscal 1997, debt outstanding had declined by $115 million from yearend fiscal 1996, largely as a result of the limitation on capital spending during the quarter. The Company has established a milestone for long-term debt which is to maintain interest-bearing debt at or below the September 30, 1996 level.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates declined between the periods primarily due to lower earnings from American Ref-Fuel waste-to-energy operations and the loss of equity earnings in this quarter from P&R due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services during the second quarter of fiscal 1996. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries is due to lower consolidated earnings reported by Otto Waste Services during the current period compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital deficit of $10.7 million at September 30, 1996, declined to a deficit of $4.9 million at December 31, 1996. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (7) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totaling over $400 million are received by the Company no later than June 30, 1998.

    Long-term indebtedness (including $564.7 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 51% as of December 31, 1996, down from 52% at September 30, 1996. The ratio would have been 43% at December 31, 1996, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal year 1997 was established at $790 million in anticipation of attractive business acquisition and development opportunities, to provide new assets to support planned revenue growth within all consolidated businesses and to provide for normal replacement capital needs in the Company's core business. This is a significant reduction from the $1.2 billion level of capital expenditures in fiscal 1996 and is reflective of the new emphasis on internal rather than external growth. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     As of December 31, 1996, there have been no significant changes in balance sheet caption amounts compared with September 30, 1996, and there have been no material changes in the Company's financial condition from that reported at September 30, 1996, except as disclosed herein.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain subsidiaries are involved in various administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

            4. Amended and Restated Multicurrency Revolving Credit Agreement, dated December 27, 1996, among BFI, the Banks named therein, and Credit Suisse.

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


                                          BROWNING-FERRIS INDUSTRIES, INC.
                                                  (Company)

                                              /s/ Bruce E. Ranck
                                     -----------------------------------------
                                                  Bruce E. Ranck
                                                  President and
                                             Chief Executive Officer


                                             /s/ Jeffrey E. Curtiss
                                     -----------------------------------------
                                                 Jeffrey E. Curtiss
                                             Senior Vice President and
                                              Chief Financial Officer


Date:  February 12, 1997

                               INDEX TO EXHIBITS


      Exhibit
        No.                       Description
      -------                     -----------
        4. Amended and Restated Multicurrency Revolving Credit Agreement, dated December 27, 1996, among BFI, the Banks named therein, and Credit Suisse.

        12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

        27.     Financial Data Schedule.