Form 10-Q
period 1997-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1997-05-14
CIK 14827

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      74-1673682
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           757 N. Eldridge
           Houston, Texas                                   77079
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (281) 870-8100
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .
    ---      ---

Indicate the number of shares outstanding of the issuer's common stock, as of May 8, 1997: 212,491,083

              BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

-------------------------------------------------------------------------------
                                Three Months Ended       Six Months Ended
                                      March 31,               March 31,
                              ----------------------  -----------------------
                                  1997       1996        1997        1996
-------------------------------------------------------------------------------
Revenues                      $1,413,731  $1,373,887  $2,908,868  $2,804,668
Cost of operations             1,054,350   1,026,916   2,165,648   2,075,021
                              ----------  ----------  ----------  ----------

Gross profit                     359,381     346,971     743,220     729,647
Selling, general and
  administrative expense         206,627     212,557     426,664     421,071
                              ----------  ----------  ----------  ----------

Income from operations           152,754     134,414     316,556     308,576
Interest, net                     43,654      41,892      88,910      82,869
Equity in earnings of
  unconsolidated affiliates      (10,788)    (12,992)    (18,509)    (25,102)
                              ----------  ----------  ----------  ----------

Income before income taxes,
  minority interest and extra-
  ordinary item                  119,888     105,514     246,155     250,809
Income taxes                      47,955      42,205      98,462     100,323
Minority interest in
  income of consolidated
  subsidiaries                       978       2,325       4,858       6,492
                              ----------  ----------  ----------  ----------
Income before
  extraordinary item              70,955      60,984     142,835     143,994

Extraordinary items -
  Loss on redemption of debt
    by unconsolidated affiliate,
    net of income tax benefit
    of $1,677                      3,124          --       3,124          --

  Loss on redemption of debt,
    net of income tax benefit
    of $4,467                         --      12,159          --      12,159
                              ----------  ----------  ----------  ----------

Net income                    $   67,831  $   48,825  $  139,711  $  131,835
                              ==========  ==========  ==========  ==========



  (Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                (Unaudited)

                (In Thousands Except for Per Share Amounts)

-------------------------------------------------------------------------------
                                Three Months Ended        Six Months Ended
                                      March 31,               March 31,
                              ----------------------  -----------------------
                                  1997       1996         1997        1996
-------------------------------------------------------------------------------
Number of common and common
  equivalent shares used
  in computing earnings
  per share                      203,169     200,379     202,519     200,128
                              ==========  ==========  ==========  ==========


Earnings per common and
  common equivalent share:

  Income before extra-
    ordinary item                $   .35     $   .30     $   .71     $   .72

  Extraordinary item                (.02)       (.06)       (.02)       (.06)
                                 -------     -------     -------     -------

  Net income                     $   .33     $   .24     $   .69     $   .66
                                 =======     =======     =======     =======

Cash dividends per
  common share                   $   .17     $   .17     $   .34     $   .34
                                 =======     =======     =======     =======


  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                               (In Thousands)

------------------------------------------------------------------------
                                               March 31,   September 30,
                                                 1997          1996
                                             (Unaudited)
------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                       $   75,889      $  110,224
  Short-term investments                          3,628          26,394
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $41,349 and $40,622           918,758         929,316
    Other                                        40,034          42,543
  Inventories                                    51,523          51,536
  Deferred income taxes                         112,670         119,914
  Prepayments and other                          85,074         107,868
                                             ----------      ----------

    Total current assets                      1,287,576       1,387,795
                                             ----------      ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,734,379 and $2,737,788                3,783,697       3,920,721
                                             ----------      ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $156,420 and $138,636                     1,598,638       1,671,461
  Other intangible assets, net of
    accumulated amortization of $91,960
    and $110,835                                 98,367         110,925
  Deferred income taxes                         107,343         122,617
  Investments in unconsolidated affiliates      281,593         287,051
  Other                                          97,395         100,336
                                             ----------      ----------

    Total other assets                        2,183,336       2,292,390
                                             ----------      ----------

    Total assets                             $7,254,609      $7,600,906
                                             ==========      ==========




The accompanying notes are an integral part of these financial statements.

             BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                  (In Thousands Except for Share Amounts)

--------------------------------------------------------------------------
                                               March 31,   September 30,
                                                 1997          1996
                                             (Unaudited)
--------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt          $  200,986      $   59,806
  Accounts payable                              407,504         507,731
  Accrued liabilities -
    Salaries and wages                          107,350         129,203
    Taxes, other than income                     50,586          40,876
    Other                                       413,838         430,187
  Income taxes                                   15,683          35,586
  Deferred revenues                             195,902         195,101
                                             ----------      ----------
    Total current liabilities                 1,391,849       1,398,490
                                             ----------      ----------
DEFERRED ITEMS:
  Accrued environmental and
    landfill costs                              540,869         541,838
  Deferred income taxes                         135,905         108,041
  Other                                         252,865         275,374
                                             ----------      ----------
    Total deferred items                        929,639         925,253
                                             ----------      ----------
LONG-TERM DEBT, net of current portion        2,395,837       2,766,885
                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,387,697 and
    213,390,458 shares issued                    35,572          35,572
  Additional paid-in capital                  1,771,486       1,730,612
  Retained earnings                           1,022,749       1,031,331
  Treasury stock, 1,093,793 and 1,027,278
    shares, at cost                             (14,111)        (11,926)
  Stock and Employee Benefit Trust,
    9,641,958 and 11,012,423 shares            (278,412)       (275,311)
                                             ----------      ----------
    Total common stockholders' equity         2,537,284       2,510,278
                                             ----------      ----------
    Total liabilities and common
      stockholders' equity                   $7,254,609      $7,600,906
                                             ==========      ==========


  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                (In Thousands)

----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            March 31,
                                                    ------------------------
                                                       1997          1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  139,711    $ 131,835
                                                    ----------    ---------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                           255,190      251,341
      Goodwill                                          22,172       23,729
      Other intangible assets                           13,271       16,667
    Deferred income tax expense                         25,462       10,585
    Amortization of deferred investment tax credit        (354)        (354)
    Provision for losses on accounts receivable         16,623       13,117
    Gains on sales of fixed assets                      (4,773)      (3,251)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received
     and extraordinary item                             (9,603)     (21,496)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                 4,829        5,672
    Increase (decrease) in cash from changes in
     assets and liabilities excluding effects
     of acquisitions -
      Trade receivables                                (32,378)      43,942
      Inventories                                         (855)      (2,972)
      Other assets                                      32,747       16,300
      Other liabilities                                (94,865)    (190,174)
                                                    ----------   ----------
    Total adjustments                                  227,466      163,106
                                                    ----------   ----------
  Net cash provided by operating activities            367,177      294,941
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (212,667)    (467,342)
  Payments for businesses acquired                      (3,712)     (94,662)
  Investments in unconsolidated affiliates              (9,658)     (12,262)
  Proceeds from disposition of assets                   20,070       35,231
  Sales of short-term investments                       21,973       44,772
  Return of investment in unconsolidated
    affiliates                                          21,502       15,517
                                                    ----------   ----------
  Net cash used in investing activities               (162,492)    (478,746)
                                                    ----------    ---------

(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                (Unaudited)

                              (In Thousands)

----------------------------------------------------------------------------
                                                        Six Months Ended
                                                          March 31,
                                                    ------------------------
                                                       1997          1996
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                      20,337        7,712
  Proceeds from issuance of indebtedness               111,551    1,132,021
  Repayments of indebtedness                          (299,516)    (866,817)
  Dividends paid                                       (68,505)     (67,659)
                                                    ----------    ---------
  Net cash provided by (used in)
    financing activities                              (236,133)     205,257
                                                    ----------    ---------
EFFECT OF EXCHANGE RATE CHANGES                         (2,887)     (1,154)
                                                    ----------    ---------
NET INCREASE (DECREASE) IN CASH                        (34,335)      20,298
CASH AT BEGINNING OF PERIOD                            110,224       92,808
                                                    ----------    ---------
CASH AT END OF PERIOD                               $   75,889    $ 113,106
                                                    ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts              $  94,010    $   87,360
  Income taxes                                      $  93,521    $  110,351




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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". This statement, which establishes new standards for computing and presenting earnings per share, is effective for the Company's quarter ending December 31, 1997 and requires restatement for all periods presented. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its earnings per share calculations.

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                              Six Months Ended
                                                  March 31,
                                            --------------------
                                              1997         1996
                                            -------      -------
Common shares outstanding, end of period    212,294      212,419
Less - Shares held in the Stock and
  Employee Benefit Trust                     (9,642)     (12,645)
                                            -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                      202,652      199,774
Effect of using weighted average common
  and common equivalent shares outstanding     (777)        (509)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  644          863
                                            -------      -------
Shares used in computing earnings
  per share                                 202,519      200,128
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

     The Company expects to complete the sale of its Italian operations in 1997. An investment banking firm has been engaged to assist in the marketing and sale of these operations. The Company's investment in its Italian operations, before considering special charges, was $206 million as of September 30, 1996. At the time that the sale of all or substantially all of the Italian operations occurs, losses accumulated in the foreign currency translation component of common stockholders' equity ($52.7 million as of March 31, 1997) must be reported as an additional loss on the sale of these operations. Summary financial information related to the Company's Italian operations is as follows (in thousands):

                       For the Six Months
                             Ended
                            March 31,
                     ---------------------    For the Year Ended
                       1997          1996     September 30, 1996
                     -------       -------    ------------------
Revenues             $54,426       $56,453         $ 122,782
Losses from
 operations and
 equity in earnings
 of unconsolidated
 affiliates          $(3,437)      $  (121)        $(182,584)

     The Company also expects to divest certain domestic and international non-core business assets and operations and close certain recycling facilities during 1997. Assets of these operations, prior to the special charges, were approximately $177 million as of September 30, 1996. The results of operations for these non-core business assets and operations and recycling facilities were not material to the Company's consolidated results of operations for fiscal 1996 as the aggregated revenues and income (loss) from operations of these assets and operations represented less than 4% of the Company's corresponding consolidated totals, on a pre-special charge basis. During the first six months of the current fiscal year, the Company closed or sold 32 recycling facilities.

(4)  Business Combinations -

     During the current fiscal year, the Company paid approximately $3.9 million (including additional amounts payable, principally to former owners, of $181,000) to acquire eleven solid waste businesses, which were accounted for as purchases. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

(5)  Long-Term Debt -

     Long-term debt at March 31, 1997, and September 30, 1996, was as follows (in thousands):

                                       March 31,   September 30,
                                         1997          1996
                                     ------------  -------------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,691
    and $1,838                        $  198,309    $  198,162
  6.375% Senior Notes, net of
    unamortized discount of $1,960
    and $2,051                           198,040       197,949
  7 7/8% Senior Notes, net of
    unamortized discount of $737
    and $783                             299,263       299,217
  7.40% Debentures, net of
    unamortized discount of
    $2,055 and $2,082                    397,945       397,918
  9 1/4% Debentures                      100,000       100,000
  Solid waste revenue bond
    obligations                          171,709       149,127
  Other notes payable                    714,541       804,721
                                      ----------    ----------
                                       2,079,807     2,147,094
  Commercial paper and short-term
   facilities to be refinanced           517,016       679,597
                                      ----------    ----------
  Total long-term debt                 2,596,823     2,826,691
  Less current portion                   200,986        59,806
                                      ----------    ----------
  Long-term debt, net of current
    portion                           $2,395,837    $2,766,885
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

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of March 31, 1997 and September 30, 1996 is as follows (amounts in thousands):

                                      March 31,    September 30,
                                        1997          1996
                                    ------------   -------------
  United States -
    Commercial paper                  $251,551        $438,296
  Germany                              265,465         241,301
                                      --------        --------
                                      $517,016        $679,597
                                      ========        ========

     As of March 31, 1997, distributions from retained earnings could not exceed $1.1 billion under the most restrictive of the Company's net worth maintenance requirements.

(6)  Extraordinary Item -

     During the second quarter of fiscal 1997, one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Hempstead, incurred a pre-tax charge to expense of $9.6 million associated with the redemption of approximately $250 million principal amount of Series 1985 Bonds, which were refinanced. As a result, the Company has reflected an extraordinary charge, after tax, of $3.1 million (or approximately $.02 per share) in its consolidated statement of income for the quarter ended March 31, 1997, related to its 50% ownership interest in this affiliate. Interest was payable on the Series 1985 Bonds due 2010 at a weighted average interest rate of approximately 7.3%, compared with the weighted average interest rate of approximately 5% for the new bonds, which are also due in 2010.

(7)  Commitments and Contingencies -

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

(8)  Automatic Common Exchange Securities -

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's operations, financial performance and results includes statements that are not historical facts. Such statements are forward-looking statements based on the Company's expectations and as such, these statements are subject to uncertainty and risk. These statements should be read in conjunction with the "Regulation", "Competition" and "Waste Disposal Risk Factors" sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 ("the Form 10-K"), which describes many of the external factors that could cause the Company's actual results to differ materially from the Company's expectations. The Company's Form 10-K is on file with the U.S. Securities and Exchange
Commission, a copy of which is available without charge upon written request to: Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253,
Attention: Secretary.

RESULTS OF OPERATIONS
---------------------

     Net income, before extraordinary charge, for the first six months of fiscal 1997 was $142.8 million, or $.71 per share. Year-to-date net income includes an after-tax extraordinary charge of $3.1 million ($.02 per share) associated with the redemption and refinancing of approximately $250 million principal amount of debt by one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Hempstead. After the extraordinary charge, net income for the six-month period was $139.7 million. These results compare with net income before an extraordinary charge for the same period of fiscal 1996 of $144.0 million, or $.72 per share. The fiscal 1996 extraordinary charge of $12.2 million, after tax, ($.06 per share) was associated with the redemption of $745 million of convertible subordinated debentures. After this extraordinary charge, net income for the first six months of fiscal 1996 was $131.8 million. Fiscal 1997 year-to-date results were favorably affected by improved operating profit in the Company's North American operations, despite the negative effect of the decline in the weighted average value of recycling commodities compared with the first six months of the prior fiscal year. The improvements noted in the North American operations between these two periods, however, were largely offset by lower operating profitability in the Company's international operations, attributable in part to the impact on foreign currency exchange of the strengthening U.S. dollar against the German, Dutch, Spanish and Italian currencies. Fiscal year-to-date results were also affected negatively by increased operating costs, including severance and reorganization expenses associated with both the reorganization of North American operations in June 1996 and the recent reductions worldwide in employee staffing levels to effect improvements in operating and administrative efficiency, as well as increased interest expense and lower earnings of unconsolidated affiliates. Additionally, an increase in the Company's income from operations of $12.0 million, principally due to lower depreciation and amortization expense, was reflected in the current year-to-date earnings as a result of the special charges of $447 million taken in the fourth quarter of fiscal 1996 (see Note (3) of Notes to Consolidated Financial Statements).

     During the first six months of fiscal 1997, the Company's actions reflected its previously announced strategic shift in focus away from an emphasis on external growth to an emphasis on internal growth and on increasing return on assets. The redeployment and retraining of the sales force that has been completed in the current fiscal year should enable sales personnel to better focus on the Company's customers. In addition, the plan to reduce selling, general and administrative expenses ("SG&A"), commenced during the first quarter of fiscal 1997, has resulted in the reduction of approximately 1,100 employees worldwide since the Company announced its reorganization in June 1996 and the consolidation of certain business and administrative activities. SG&A as a percent of revenues was 14.7% for the first six months of fiscal 1997, lower than the same period of the prior year (15.0%). The Company's SG&A milestone for fiscal 1997 is to reduce SG&A as a percent of revenues to 14.6% for the fiscal year.

     During the first quarter of fiscal 1997, the Company completed its initial marketplace and business line strategic reviews and identified core and non-core business operations (including those considered in the special charges incurred in the fourth quarter of fiscal 1996) to be marketed and sold with aggregate annual revenues of approximately $270 million in the U.S. and $130 million outside of the U.S. The Company continued its strategic reviews of underperforming marketplaces during the second quarter. The goal of these reviews is to identify the key drivers of performance or underperformance in each marketplace and identify actions to improve the business operations. However, in some cases, these reviews have resulted in a conclusion to divest the operations as it is evident that the Company will be unable to achieve its desired returns even with identified areas for improvement. As a result of these reviews, the Company has identified additional business operations with annual revenues of $130 million in North America and $155 million (a portion of which is not consolidated for financial reporting purposes) in Europe that are eligible for divestiture. Through April 1997, the Company has sold business operations with annual revenues of $90 million, with most of these sales concluded subsequent to March 31, 1997. The Company has also identified real estate assets of $50 million that are actively being marketed.

     In March 1997, the Company initiated an effort to reduce operating expenses by $100 million on an annualized basis by the beginning of the fourth quarter of fiscal 1997. Through April 30, the Company had reduced operating headcount by approximately 600 employees through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel. The ability to reduce operating expenses in recycling business operations will significantly affect the Company's ability to achieve this operating expense reduction goal. The focus in the recycling business is on (1) cleaning up the volumes received to reduce sorting costs and increase the quality or value of the material to be sold and
(2) closing or selling the higher cost, lower efficiency facilities. During the first six months of fiscal 1997, the Company closed or sold 32 recycleries. The Company's focus on asset management continued during the second quarter. Reduced capital spending will lead to lower fixed costs, which is another contributor to the Company's effort to reduce operating costs. Capital expenditures, including acquisitions, for the first six months of fiscal 1997 were limited to $216 million.

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. The Company has established an operating profit milestone for fiscal 1997 to increase income from operations as a percent of revenues to 12%. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                   Six Months Ended
                                 --------------------  Year Ended
                                   3/31/97    3/31/96   9/30/96
                                 ---------  ---------  ----------
Profitability Margins:
  Gross profit                     25.6%      26.0%     25.3%
  Income from operations before
    special charges                10.9%      11.0%     10.2%
  Income from operations           10.9%      11.0%      2.5%
  Income before income taxes,
    minority interest and
    extraordinary item              8.5%       8.9%      0.5%
  Net income before special
    charges and extraordinary
    item (1)                        4.9%       5.1%      4.7%
  Net income (loss)(1)              4.8%       4.7%     (1.8%)

Other Financial Information:
  Return on Gross Assets           5.48%      5.81%     11.4%
  Ratio of earnings to fixed
    charges (1)                     2.78       2.93      1.02 (2)

----------
     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common
          Exchange Securities.  (See Note (8) of Notes to
          Consolidated Financial Statements.)

     (2) Excluding the effects of the fiscal 1996 special charges of $447 million, the ratio of earnings to fixed charges for fiscal 1996 was 2.77.

     Declines were reflected in all of the profitability margins, before considering extraordinary items, presented above for the six months ended March 31, 1997 compared with the same period of the prior year. Although these profitability margins continued to be affected negatively in domestic operations by the significant decline in the weighted average value of recycling commodities in the current fiscal year as compared with the first six months of the prior year, the North American income from operations margin reflected improvement as a result of improved profitability in solid waste collection, transfer and disposal and recycling operations and as a result of reduced SG&A expenses as a percentage of revenues. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, declined by 16%, to approximately $61 per ton in the first half of the current year from approximately $73 per ton in the comparable period last year. Current year profitability margins were also affected negatively by the increased operating and SG&A costs associated with current year employee severance and reorganization expenses of $15.6 million, offset partially by the increase in income from operations of $12.0 million associated principally with the reduced depreciation and amortization expense resulting from the special charges taken in the fourth quarter of fiscal 1996. In the Company's international operations, gross profit and income from operations margins declined in the current year compared with the same period of the prior year. International results were adversely impacted by severance costs, foreign exchange losses and lower profitability from the German and Italian operations.

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

     Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $352 million at March 31, 1997 and $382 million at September 30, 1996) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $473 million at March 31, 1997)and (iii) deferred income tax liabilities.

Gross assets in the ROGA computations for the first six months of a fiscal year is the average of the applicable beginning of year and end of first and second quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period. The Company established a ROGA milestone for fiscal 1997 to increase ROGA by 0.5% from fiscal 1996 to 11.9%.

     Total assets decreased from $7.6 billion at September 30, 1996 to $7.3 billion at March 31, 1997. The decrease was principally attributable to the decrease in assets related to foreign currency exchange, a result of the strengthening U.S. dollar against the German, Dutch, Spanish and Italian currencies, and to the excess of depreciation and amortization expense over capital expenditures during the first six months of fiscal 1997. Average gross assets of approximately $8.97 billion in the computation of ROGA resulted from a decline in gross assets at March 31, 1997, compared with September 30, 1996.

     Management of the Company remains optimistic about achieving its fiscal 1997 financial milestones, including those for both ROGA and operating margins. Management believes that operating margin and ROGA improvements will come from decreased operating and SG&A costs, divestitures, internal growth and normal seasonal improvement over the remainder of the fiscal year.

     EBITDA (defined herein as income from operations plus depreciation and amortization expense) was $607 million for the first six months of fiscal 1997 as compared with $600 million for the first six months of last year. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

Revenues -

     Revenues for the six months ended March 31, 1997, were $2.91 billion, a 3.7% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                      Six Months Ended
                                   ----------------------     %
                                     3/31/97     3/31/96    Change
                                   ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                    $1,472,093  $1,402,908    4.9%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers          271,544     251,506    8.0%
      Affiliated companies            254,851     242,462    5.1%
                                   ----------  ----------
                                      526,395     493,968    6.6%

  Recycling Services                  266,565     262,606    1.5%
  Medical Waste Services               99,723     100,485   (0.8)%
  Services Group and Other             41,555      41,260    0.7%
  Elimination of affiliated
    companies' revenues              (254,851)   (242,462)   5.1%
                                   ----------  ----------
  Total North American Operations   2,151,480   2,058,765    4.5%

International Operations              757,388     745,903    1.5%
                                   ----------  ----------
  Total Company                    $2,908,868  $2,804,668    3.7%
                                   ==========  ==========

     As the table below reflects, revenue growth for the six months ended March 31, 1997, was due principally to acquisitions and, to a lesser extent, pricing and volume which more than offset the decline related to foreign currency translation.

                                           Changes in Revenue for
                                              Six Months Ended
                                                 March 31,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
     Price                                   1.1%         (3.9)%
     Volume                                  1.2          (0.5)
     Acquisitions/divestitures, net          3.0           7.4
     Foreign currency translation           (1.6)          0.8
                                            ----          ----
       Total Percentage Increase             3.7%          3.8%
                                            ====          ====

     As shown above, acquisitions, net of divestitures, accounted for revenue growth of 3.0% for the first six months of fiscal 1997 over the same period of the prior year. Revenue growth due to acquisitions was attributable principally to acquisitions consummated in fiscal 1996. No significant acquisitions were closed in the first six months of the current year with the new emphasis on internal rather than external growth. Revenues increased due to change in price during the first half of fiscal 1997 despite the decline in pricing in the North American recycling business previously discussed. Increases in revenues due to price were noted in the Company's collection, medical waste and international businesses while a slight decrease was experienced in the transfer and disposal business. The increases in revenue due to volume in the first six months of the current year compared with the same period of the prior year were driven by increases in the North American collection, transfer and disposal and recycling businesses.

Cost of Operations -

     Cost of operations increased $91 million or 4.4% for the first six months of fiscal 1997, compared with the same period of the prior year. Most of the increase in cost of operations is attributable to businesses acquired in fiscal 1996. Cost of operations as a percent of revenues increased from 74.0% for the six months ended March 31, 1996 to 74.4% for the six months ended March 31, 1997. Included in cost of operations is depreciation and amortization expense of approximately $240.6 million and $238.2 million for the six months ended March 31, 1997 and 1996, respectively.

Selling, General and Administrative Expense -

     SG&A was $427 million for the first six months of fiscal 1997, an increase of 1.3% over the same period last year. SG&A as a percent of revenues decreased from 15.0% of revenues for the six months ended March 31, 1996 to 14.7% of revenues for the six months ended March 31, 1997. The $5.6 million increase in SG&A was primarily related to higher costs (including goodwill amortization) associated with the Company's acquisition activities and approximately $13.5 million of severance and reorganization expenses included in SG&A associated with both the reorganization of North American operations in June 1996 and the current year reduction of employees worldwide. The increase was offset largely by the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency. Included in SG&A for the six months ended March 31, 1997 and 1996 was depreciation and amortization expense of $50.0 million and $53.6 million, respectively.

Net Interest Expense -

     Net interest expense increased $6.0 million or 7.3% for the first six months of fiscal 1997 compared with the same period of the prior year as a result of the increase in average debt outstanding between the periods, associated principally with fiscal 1996 capital expenditures of approximately $1.2 billion. At the end of the second quarter of fiscal 1997, debt outstanding had declined by $230 million from yearend fiscal 1996, largely as a result of the limitation on capital spending during the period. The Company has established a milestone for long-term debt which is to maintain interest-bearing debt at or below the September 30, 1996 level.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates declined between the periods primarily due to lower earnings from American Ref-Fuel waste-to-energy operations and the reduction in equity earnings from P&R due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services during the second quarter of fiscal 1996. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries is due to lower consolidated earnings reported by Otto Waste Services during the current period compared with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's working capital deficit of $10.7 million at September 30, 1996, increased to a deficit of $104.3 million at March 31, 1997. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (8) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totaling over $400 million are received by the Company no later than June 30, 1998.

     Long-term indebtedness including the current portion of long-term debt (including $525.5 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 51% as of March 31, 1997, down from 53% at September 30, 1996. The ratio would have been 43% at March 31, 1997, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal 1997 was established at $790 million to provide for normal replacement capital needs in the Company's core business, to provide new assets to support planned revenue growth within all consolidated businesses and in anticipation of selective business acquisition and development opportunities. This is a significant reduction from the $1.2 billion level of capital expenditures in fiscal 1996 and is reflective of the new emphasis on internal rather than external growth. The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its current financing needs.

     As of March 31, 1997, there have been no significant changes in balance sheet caption amounts compared with September 30, 1996, and there have been no material changes in the Company's financial condition from that reported at September 30, 1996, except with respect to the declines in balance sheet amounts associated with the impact of foreign currency exchange resulting from the strengthening of the U.S. dollar against the German, Dutch, Spanish and Italian currencies, and except as disclosed herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 5, 1997, the Company held its Annual Meeting of Stockholders. The matters voted on were (1) the election of four nominees to serve as directors for three-year terms, (2) the approval of the selection of Arthur Andersen LLP as auditors for the Company's 1997 fiscal year and (3) the approval of the Company's incentive compensation program, consisting of the 1996 Stock Incentive Plan, the Annual Management Incentive Plan and the Long-Term Incentive Plan.

In the election for directors, Gregory D. Brenneman received 169,466,867 votes and 2,573,795 votes were withheld; Harry J. Phillips, Sr. received 169,429,746 votes and 2,610,916 votes were withheld; Marc J. Shapiro received 169,425,918 votes and 2,614,744 votes were withheld; and Robert M. Teeter received 169,346,308 votes and 2,694,354 votes where withheld. In the approval of auditors, the holders of 171,063,381 shares voted for, the holders of 507,545 shares voted against, and the holders of 469,736 shares abstained from voting on the matter. In the approval of the Company's incentive compensation program, the holders of 144,010,578 shares voted for, the holders of 9,839,344 shares voted against, the holders of 1,157,283 shares abstained from voting on the matter and there were 17,033,457 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          3.      By-laws, as amended through March 5, 1997.

         10.1     Browning-Ferris Industries, Inc. 1996 Stock Incentive Plan

         10.2     Browning-Ferris Industries Annual Management Incentive Plan

         10.3     Browning-Ferris Industries Long-Term Incentive Plan

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


                                             BROWNING-FERRIS INDUSTRIES, INC.
                                                        (Company)

                                                   /s/ Bruce E. Ranck
                                          --------------------------------------
                                                       Bruce E. Ranck
                                                       President and
                                                  Chief Executive Officer

                                                  /s/ Jeffrey E. Curtiss
                                          --------------------------------------
                                                      Jeffrey E. Curtiss
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date:  May 13, 1997

                               Index to Exhibits

Exhibit
Number   Description
-------  -----------
 3.      By-laws, as amended through March 5, 1997.

10.1     Browning-Ferris Industries, Inc. 1996 Stock Incentive Plan

10.2     Browning-Ferris Industries Annual Management Incentive Plan

10.3     Browning-Ferris Industries Long-Term Incentive Plan

12.      Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris
         Industries, Inc. and Subsidiaries.

27.      Financial Data Schedule.