Form 10-Q
period 1997-06-30
BROWNING FERRIS INDUSTRIES INC
filed 1997-08-13
CIK 14827

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    74-1673682
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            757 N. Eldridge                               77079
            Houston, Texas
---------------------------------------        -------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (281) 870-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No .

Indicate the number of shares outstanding of the issuer's common stock, as of August 12, 1997: 212,805,670.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

------------------------------------------------------------------------------------------------

                                       Three Months Ended               Nine Months Ended
                                            June 30,                         June 30,
                                  ----------------------------      ----------------------------
                                      1997             1996             1997             1996
------------------------------------------------------------------------------------------------
Revenues                          $ 1,471,252      $ 1,471,368      $ 4,380,120      $ 4,276,036
Cost of operations                  1,095,201        1,115,350        3,260,849        3,190,371
                                  -----------      -----------      -----------      -----------
Gross profit                          376,051          356,018        1,119,271        1,085,665
Selling, general and ad-
  ministrative expense                194,267          221,216          620,931          642,287
Special charges, net                   84,127             --             84,127             --
                                  -----------      -----------      -----------      -----------

Income from operations                 97,657          134,802          414,213          443,378
Interest, net                          39,905           42,577          128,815          125,446
Equity in earnings of un-
  consolidated affiliates             (18,969)         (13,816)         (37,478)         (38,918)
                                  -----------      -----------      -----------      -----------

Income before income taxes,
  minority interest and
  extraordinary items                  76,721          106,041          322,876          356,850
Income taxes                           30,688           42,417          129,150          142,740
Minority interest in
  income of consolidated
  subsidiaries                          4,107            1,602            8,965            8,094
                                  -----------      -----------      -----------      -----------
Income before
  extraordinary items                  41,926           62,022          184,761          206,016

Extraordinary items -
  Loss on redemption of
    debt by unconsolidated
    affiliate, net of income
    tax benefit of $1,677                --               --              3,124             --

  Loss on redemption of debt,
    net of income tax benefit
    of $908 and $4,467                  1,685             --              1,685           12,159
                                  -----------      -----------      -----------      -----------

Net income                        $    40,241      $    62,022      $   179,952      $   193,857
                                  ===========      ===========      ===========      ===========


(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

                  (In Thousands Except for Per Share Amounts)

--------------------------------------------------------------------------

                             Three Months Ended       Nine Months Ended
                                   June 30,                June 30,
                           ----------------------  -----------------------
                              1997       1996         1997        1996
--------------------------------------------------------------------------

Number of common and common
  equivalent shares used
  in computing earnings
  per share                   204,020     200,932     203,019     200,395
                           ==========  ==========  ==========  ==========


Earnings per common and
  common equivalent share:

  Income before extra-
    ordinary items            $   .21     $   .31     $   .91     $  1.03

  Extraordinary items            (.01)         --        (.02)       (.06)
                              -------     -------     -------     -------

  Net income                  $   .20     $   .31     $   .89     $   .97
                              =======     =======     =======     =======

Cash dividends per
  common share                $   .17     $   .17     $   .51     $   .51
                              =======     =======     =======     =======







  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                 (In Thousands)
   ------------------------------------------------------------------------

                                                  June 30,    September 30,
                                                    1997          1996
                                                (Unaudited)
   ------------------------------------------------------------------------
   CURRENT ASSETS:
     Cash                                       $   99,312      $  110,224
     Short-term investments                         79,062          26,394
     Receivables -
       Trade, net of allowances for doubtful
         accounts of $37,974 and $40,622           854,151         929,316
       Other                                        87,240          42,543
     Inventories                                    42,301          51,536
     Deferred income taxes                         113,868         119,914
     Prepayments and other                          82,886         107,868
                                                ----------      ----------

       Total current assets                      1,358,820       1,387,795
                                                ----------      ----------


   PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization
     of $2,506,545 and $2,737,788                3,547,448       3,920,721
                                                ----------      ----------

   OTHER ASSETS:
     Cost over fair value of net tangible
       assets of acquired businesses,
       net of accumulated amortization of
       $159,448 and $138,636                     1,452,220       1,671,461
     Other intangible assets, net of
       accumulated amortization of $88,373
       and $110,835                                 90,427         110,925
     Deferred income taxes                         118,299         122,617
     Investments in unconsolidated affiliates      243,290         287,051
     Other                                          91,719         100,336
                                                ----------      ----------

       Total other assets                        1,995,955       2,292,390
                                                ----------      ----------

       Total assets                             $6,902,223      $7,600,906
                                                ==========      ==========


  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                    (In Thousands Except for Share Amounts)
  -------------------------------------------------------------------------

                                                 June 30,    September 30,
                                                   1997          1996
                                               (Unaudited)
  -------------------------------------------------------------------------
  CURRENT LIABILITIES:
    Current portion of long-term debt          $   33,692      $   59,806
    Accounts payable                              424,841         507,731
    Accrued liabilities -
      Salaries and wages                          106,966         129,203
      Taxes, other than income                     61,596          40,876
      Other                                       449,238         430,187
    Income taxes                                   22,990          35,586
    Deferred revenues                             184,025         195,101
                                               ----------      ----------
      Total current liabilities                 1,283,348       1,398,490
                                               ----------      ----------
  DEFERRED ITEMS:
    Accrued environmental and
      landfill costs                              511,212         541,838
    Deferred income taxes                         145,416         108,041
    Other                                         255,331         275,374
                                               ----------      ----------
      Total deferred items                        911,959         925,253
                                               ----------      ----------
  LONG-TERM DEBT, net of current portion        2,110,581       2,766,885
                                               ----------      ----------
  COMMITMENTS AND CONTINGENCIES

  COMMON STOCKHOLDERS' EQUITY:
    Common stock, $.16 2/3 par; 400,000,000
      shares authorized; 213,387,697 and
      213,390,458 shares issued                    35,572          35,572
    Additional paid-in capital                  1,808,222       1,730,612
    Retained earnings                           1,048,265       1,031,331
    Treasury stock, 1,147,931 and 1,027,278
      shares, at cost                             (15,611)        (11,926)
    Stock and Employee Benefit Trust,
      8,424,452 and 11,012,423 shares            (280,113)       (275,311)
                                               ----------      ----------
      Total common stockholders' equity         2,596,335       2,510,278
                                               ----------      ----------
      Total liabilities and common
        stockholders' equity                   $6,902,223      $7,600,906
                                               ==========      ==========

  The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
--------------------------------------------------------------------------

                                                      Nine Months Ended
                                                           June 30,
                                                  ------------------------
                                                     1997         1996
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  179,952   $  193,857
                                                  ----------   ----------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization -
      Property and equipment                         381,268      384,981
      Goodwill                                        33,317       34,725
      Other intangible assets                         19,191       25,086
    Special charges, net                              84,127           --
    Deferred income tax expense                        7,235       20,005
    Amortization of deferred investment tax credit      (530)        (530)
    Provision for losses on accounts receivable       23,444       20,427
    Gains on sales of fixed assets                    (5,669)      (3,984)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received
     and extraordinary item                           14,726       (2,086)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid               8,657        7,299
    Increase (decrease) in cash from changes in
      assets and liabilities excluding effects
      of acquisitions and divestitures -
       Trade receivables                             (57,146)     (33,896)
       Inventories                                     3,219        2,139
       Other assets                                   35,691       15,765
       Other liabilities                              (5,056)    (115,787)
                                                  ----------   ----------
    Total adjustments                                542,474      354,144
                                                  ----------   ----------
   Net cash provided by operating activities         722,426      548,001
                                                  ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (315,458)    (656,628)
   Payments for businesses acquired                  (15,353)    (162,722)
   Proceeds from businesses divested                 300,099           --
   Investments in unconsolidated affiliates          (37,139)     (92,389)
   Proceeds from disposition of assets                33,257       44,383
   Purchases of short-term investments               (53,603)          --
   Sales of short-term investments                        --      273,647
   Return of investment in unconsolidated
     affiliates                                       35,625       37,863
                                                  ----------   ----------
   Net cash used in investing activities             (52,572)    (555,846)
                                                  ----------   ----------

 (Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)
                                 (In Thousands)
--------------------------------------------------------------------------

                                                      Nine Months Ended
                                                           June 30,
                                                  ------------------------
                                                     1997         1996
--------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                    46,938        12,189
  Proceeds from issuance of indebtedness             114,535       979,813
  Repayments of indebtedness                        (735,803)     (888,715)
  Dividends paid                                    (102,947)     (101,615)
                                                  ----------    ----------
  Net cash provided by (used in)
    financing activities                            (677,277)        1,672
                                                  ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES                       (3,489)       (1,542)
                                                  ----------    ----------
NET DECREASE IN CASH                                 (10,912)       (7,715)
CASH AT BEGINNING OF PERIOD                          110,224        92,808
                                                  ----------    ----------
CASH AT END OF PERIOD                             $   99,312    $   85,093
                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts            $  122,596    $  109,663
  Income taxes                                    $  137,167    $  134,161









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

     In January 1997, the Securities and Exchange Commission issued Release 33-7386 governing disclosure requirements for financial instruments, including derivatives. The disclosures related to the Company's accounting policies for derivative transactions are required to be included in the Company's financial statements for the quarter ended June 30, 1997. The Company believes that the disclosures included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 are in compliance with the requirements of this release.

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

(2)  Earnings Per Common Share -

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                                   Nine Months Ended
                                                        June 30,
                                                  --------------------
                                                    1997         1996
                                                  -------      -------
Common shares outstanding, end of period          212,240      212,363
Less - Shares held in the Stock and
  Employee Benefit Trust                           (8,424)     (11,326)
                                                  -------      -------
Common shares outstanding for purposes
  of computing primary earnings per
  share, end of period                            203,816      201,037
Effect of using weighted average common
  and common equivalent shares outstanding         (1,552)      (1,505)
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                        755          863
                                                  -------      -------
Shares used in computing earnings
  per share                                       203,019      200,395
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

(3)  Special Charges -

Fourth Quarter of Fiscal 1996 ($447 million) -

     Special charges of $447 million ($362 million or $1.80 per share after income taxes) were included in the Company's results of operations for the fourth quarter of fiscal 1996. Charges of $349 million resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The remainder of the special charges related to the writedown of the Company's investment in the Azusa, California landfill to fair value, which was determined based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved. This writedown was a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including adverse decisions by California judicial and regulatory authorities in fiscal 1996 and early fiscal 1997, bearing on the site's ability to accept municipal solid waste. During the third quarter of fiscal 1997, the Company sold the Azusa, California landfill facility.

     The Company completed the sale of its Italian operations in late June 1997. The Company's investment in its Italian operations, before considering special charges, was $206 million as of September 30, 1996. Losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $53 million) were recognized as an additional loss on the sale of the Company's Italian operations upon consummation of the sale in June 1997 and were included in the third quarter special charge (see discussion below). Summary financial information related to the Company's Italian operations is as follows (in thousands):

                             For the Nine Months
                                   Ended
                                  June 30,
                           ---------------------    For the Year Ended
                             1997          1996     September 30, 1996
                           ---------     -------    ------------------

Revenues                   $ 81,926      $88,450         $ 122,782
Losses from
 operations and
 equity in earnings
 of unconsolidated
 affiliates before
 special charges           $ (2,190)(1)  $  (763)        $  (4,019)(2)

(1) Does not reflect impact of special charges taken in third quarter of fiscal 1997 (see below).

(2) Does not reflect special charge of $178.6 million included in the fourth quarter of fiscal 1996.

     The fourth quarter special charge also included approximately $177 million of assets as of September 30, 1996 associated with domestic and international non-core business assets and operations to be divested and recycling facilities to be closed during fiscal 1997. The results of operations for these non-core business assets and operations and recycling facilities were not material to the Company's consolidated results of operations for fiscal 1996 as the aggregated revenues and income (loss) from operations of these assets and operations represented less than 4% of the Company's corresponding consolidated totals, on a pre-special charge basis. During the first nine months of the current fiscal year, the Company sold a number of these business operations and closed 33 recycling facilities.

Third Quarter of Fiscal 1997 ($84 million) -

     Special charges of $84 million ($50 million or $0.25 per share after income taxes) were reported in the third quarter of fiscal 1997. Included in these special charges were non-cash expenses of $53 million due to cumulative foreign currency translation losses associated with the sale of Italian business operations and $96 million for anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets located primarily in the United Kingdom, the Netherlands and the United States. These losses were offset partially by net gains of $65 million arising largely from 34 divestitures completed in the current quarter, principally in North America.

     The results of operations for these additional underperforming or non-core business operations to be divested were not material to the Company's consolidated results of operations for the nine months ended June 30, 1997 as the aggregated total assets, revenues and income (loss) from operations of these assets and business operations represented approximately 3% or less of the Company's corresponding consolidated totals, on a pre-special charge basis.

(4)  Business Combinations -

    During the current fiscal year, the Company paid approximately $21.3 million (including additional amounts payable, principally to former owners, of $5.9 million) to acquire 17 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $.1 million and other liabilities of $1.0 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

(5)  Long-Term Debt -

     Long-term debt at June 30, 1997, and September 30, 1996, was as follows (in thousands):

                                            June 30,   September 30,
                                             1997          1996
                                         ------------  -------------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,617
    and $1,838                            $  198,383    $  198,162
  6.375% Senior Notes, net of
    unamortized discount of $1,915
    and $2,051                               198,085       197,949
  7 7/8% Senior Notes, net of
    unamortized discount of $714
    and $783                                 299,286       299,217
  7.40% Debentures, net of
    unamortized discount of
    $2,042 and $2,082                        397,958       397,918
  9 1/4% Debentures                          100,000       100,000
  Solid waste revenue bond
    obligations                              171,726       149,127
  Other notes payable                        523,914       804,721
                                          ----------    ----------
                                           1,889,352     2,147,094
  Commercial paper and short-term
   facilities to be refinanced               254,921       679,597
                                          ----------    ----------
  Total long-term debt                     2,144,273     2,826,691
  Less current portion                        33,692        59,806
                                          ----------    ----------
  Long-term debt, net of current
    portion                               $2,110,581    $2,766,885
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

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of June 30, 1997 and September 30, 1996 is as follows (amounts in thousands):

                                      June 30,     September 30,
                                        1997          1996
                                    ------------   -------------
  United States -
    Commercial paper                  $     --        $438,296
  Germany                              254,921         241,301
                                      --------        --------
                                      $254,921        $679,597
                                      ========        ========

     As of June 30, 1997, distributions from retained earnings could not exceed $1.1 billion under the most restrictive of the Company's net worth maintenance requirements.

(6)  Extraordinary Items -

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

     During the third quarter of fiscal 1997, the Company redeemed $160 million of private placement notes previously scheduled to mature in fiscal 1998 and $11.8 million of tax-exempt debt associated with a landfill in Arizona sold by the Company. These redemptions resulted in extraordinary charges to the Company's net income of $1.7 million, after tax, or approximately $.01 per share in the third quarter.

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

RESULTS OF OPERATIONS

     Net income for the nine months ended June 30, 1997, was $235.2 million ($1.16 per share), before special charges and extraordinary items, an increase of 14.2% from the same prior year period, on consolidated revenues of $4.380 billion. Pre-tax special charges reported in the third quarter of fiscal 1997 were $84 million ($50 million or $0.25 per share after tax). The fiscal 1997 nine-month results also included after-tax extraordinary items of $4.8 million, or $0.02 per share, associated with the retirement of debt. After the special charges and extraordinary items, net income for the nine months ended June 30, 1997 was $180.0 million, or $0.89 per share.

     Included in the third quarter pre-tax special charges of $84 million were non-cash expenses of $53 million due to cumulative foreign currency translation losses associated with the sale of Italian business operations and $96 million for anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets located primarily in the United Kingdom, the Netherlands and the United States. These losses were offset partially by net gains of $65 million arising largely from 34 divestitures completed in the third quarter, principally in North America. The $4.8 million of extraordinary items included in the current year-to-date results were associated with the redemption and refinancing of $250 million of debt of one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Hempstead, the redemption of $11.8 million in tax-exempt debt associated with a landfill in Arizona sold by the Company in the third quarter and the redemption of $160 million in private placement notes previously scheduled to mature in fiscal 1998.

   These year-to-date results compare with net income before an extraordinary item for the same fiscal 1996 period of $206.0 million, or $1.03 per share, on consolidated revenues of $4.276 billion. The fiscal 1996 extraordinary item of $12.2 million, after tax ($0.06 per share), was associated with the redemption of $745 million of Convertible Subordinated Debentures. After the extraordinary item, net income for the nine months ended June 30, 1996, was $193.9 million or $0.97 per share.

   Fiscal 1997 year-to-date results, before special charges and extraordinary items, were favorably affected by improved operating profit in the Company's North American operations, which resulted from actions taken to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) improve customer pricing and (3) divest underperforming operations and assets. Similar actions taken in the Company's international operations have also recently begun to impact favorably the Company's international operating results. Current year-to-date results were affected negatively by severance and reorganization expenses of approximately $18 million associated with both the reorganization of North American operations in June 1996 and the reductions, principally in the first half of the current fiscal year, in worldwide employee staffing levels to effect improvements in operating and administrative efficiency. Additionally, an increase in the Company's income from operations of $19.5 million, principally due to lower depreciation and amortization expense, was reflected in the current year-to-date earnings as a result of the special charges of $447 million taken in the fourth quarter of fiscal 1996 (see Note (3) of Notes to Consolidated Financial Statements).

     During the first nine months of fiscal 1997, the Company's actions reflected its previously announced strategic shift in focus away from an emphasis on external growth to an emphasis on internal growth and on increasing return on assets. The redeployment and retraining of the sales force that was completed in the first half of the current fiscal year is enabling sales personnel to better focus on the Company's customers. In addition, the plan to reduce selling, general and administrative expenses ("SG&A"), commenced during the first quarter of fiscal 1997, has resulted in the reduction of approximately 1,300 employees worldwide since the Company announced its reorganization in June 1996 and the consolidation of certain business and administrative activities. SG&A as a percent of revenues was 14.2% for the first nine months of fiscal 1997, lower than the same period of the prior year (15.0%). With a quarter remaining in fiscal 1997, the Company is on track to exceed its SG&A milestone, which is to reduce SG&A as a percent of revenues to 14.6% for the fiscal year.

     During the first quarter of fiscal 1997, the Company completed its initial marketplace and business line strategic reviews and identified core and non-core business operations (including those considered in the special charges incurred in the fourth quarter of fiscal 1996) to be marketed and sold with aggregate annual revenues of approximately $270 million in the U.S. and $130 million outside of the U.S. The Company has continued its strategic reviews of underperforming marketplaces since the first quarter. The goal of these reviews is to identify the key drivers of performance or underperformance in each marketplace and identify actions to improve the business operations. However, in some cases, these reviews have resulted in a conclusion to divest the operations as it is evident that the Company will be unable to achieve its desired returns even with identified areas for improvement. As a result of these reviews, the Company has identified additional business operations with annual revenues of $130 million in

North America and $155 million (a portion of which is not consolidated for financial reporting purposes) in international operations to be divested (including those considered in the current quarter special charges). Through June 1997, the Company has sold business operations with annual revenues of approximately $450 million, with most of these sales concluded subsequent to March 31, 1997. The Company has also identified real estate assets of approximately $60 million that are actively being marketed.

     In March 1997, the Company initiated an effort to reduce operating expenses by $100 million on an annualized basis by the beginning of the fourth quarter of fiscal 1997. Through June 30, the Company had reduced operating headcount by approximately 800 employees through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel. Although this goal has not yet been fully achieved, the ability to further reduce operating expenses in recycling business operations will significantly affect the Company's ability to achieve this operating expense reduction goal by fiscal yearend. The focus in the recycling business is on (1) cleaning up the volumes received to reduce sorting costs and increase the quality or value of the material to be sold and (2) closing or selling the remaining higher cost, lower efficiency facilities. During the first nine months of fiscal 1997, the Company closed or sold 49 recycleries. The Company's focus on asset management continued during the third quarter. Reduced capital spending will lead to lower fixed costs, which is another contributor to the Company's effort to reduce operating costs. Capital expenditures, including acquisitions, for the first nine months of fiscal 1997 were limited to $352 million.

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. The Company has established an operating profit milestone for fiscal 1997 to increase income from operations as a percent of revenues to 12%. (Progress toward this goal will be measured on a pre-special charge basis.) Also presented below are return on asset information and ratios of earnings to fixed charges.

                                    Nine Months Ended
                                   -------------------     Year Ended
                                    6/30/97    6/30/96       9/30/96
                                   --------   ---------    ----------
Profitability Margins:
  Gross profit                       25.6%      25.4%        25.3%
  Income from operations before
    special charges                  11.4%      10.4%        10.2%
  Income from operations              9.5%      10.4%         2.5%
  Income before income taxes,
    minority interest and
    extraordinary items               7.4%       8.3%         0.5%
  Net income before special
    charges and extraordinary
    items(1)                          5.4%       4.8%         4.7%
  Net income (loss)(1)                4.1%       4.5%        (1.8%)

Other Financial Information:
  Return on Gross Assets             8.66%      8.55%        11.4%
  Ratio of earnings to fixed
    charges before special
    charges(1)                        3.02       2.84         2.77
  Ratio of earnings to fixed
    charges(1)                        2.59       2.84         1.02

----------

     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (8) of Notes to Consolidated Financial Statements.)

     Improvement was reflected in all of the profitability margins, before considering special charges and extraordinary items, presented above for the nine months ended June 30, 1997 compared with the same period of the prior year. Although these profitability margins continued to be affected negatively in domestic operations by the decline in the weighted average value of recycling commodities in the current fiscal year as compared with the first nine months of the prior year, the North American income from operations margin reflected improvement as a result of improved profitability in solid waste collection, recycling and, to a lesser extent, transfer and disposal operations. Reduced SG&A expenses as a percentage of revenues also affected favorably the North American income from operations margin. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, declined by 12%, to approximately $62 per ton in the first nine months of the current year from approximately $70 per ton in the comparable period last year. Current year profitability margins were also affected negatively by the increased operating and SG&A costs associated with current year employee severance and reorganization expenses of approximately $18 million, although this effect was more than offset by the increase in income from operations of $19.5 million associated principally with the reduced depreciation and amortization expense resulting from the special charges taken in the fourth quarter of fiscal 1996. In the Company's international operations, the gross profit margin was flat and income from operations margin improved in the current year compared with the same period of the prior year. International results, although adversely impacted by severance costs and foreign exchange losses, improved principally as a result of higher seasonal operating profitability from German operations.

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

         Operating cash flow - the sum of (i) net income before extraordinary items, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal 1996 and the current quarter of fiscal 1997).

         Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $175 million at June 30, 1997 and $382 million at September 30, 1996) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $447 million at June 30, 1997) and (iii) deferred income tax liabilities.

Gross assets in the ROGA computations for the first nine months of a fiscal year is the average of the applicable beginning of year and end of first, second and third quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period. The Company established a ROGA milestone for fiscal 1997 to increase ROGA by 0.5% from fiscal 1996 to 11.9%.

     Total assets decreased from $7.60 billion at September 30, 1996 to $6.90 billion at June 30, 1997. Average gross assets of approximately $8.72 billion in the computation of ROGA resulted from a decline in gross assets at June 30, 1997, compared with September 30, 1996 ($9.06 billion). The decreases in assets and gross assets were principally attributable to the divestitures completed through June 30, 1997, and the decrease in assets related to foreign currency exchange, a result of the strengthening U.S. dollar against the German, Dutch, and Spanish currencies, offset partially by capital expenditures during the first nine months of fiscal 1997. The decrease in assets was also attributable to the increase in accumulated depreciation and amortization.

     While the Company is on track to exceed its fiscal 1997 milestones for lower SG&A costs, reduced capital spending and reduced interest-bearing debt levels, management believes that the operating income margin and ROGA milestones are very challenging, but still may be achievable. Management believes that operating margin and ROGA improvements will come from decreased operating and SG&A costs, additional divestitures, internal growth and normal seasonal improvement over the remainder of the fiscal year.

    EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges) was $932 million for the first nine months of fiscal 1997 as compared with $888 million for the first nine months of last year. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

Revenues -

     Revenues for the nine months ended June 30, 1997, were $4.38 billion, a 2.4% increase over the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                       Nine Months Ended
                                     ----------------------     %
                                       6/30/97     6/30/96    Change
                                     ----------  ----------  --------
North American Operations
 (including Canada) -

  Collection Services -
    Solid Waste                      $2,203,095  $2,132,372    3.3%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers            413,600     391,307    5.7%
      Affiliated companies              391,230     378,014    3.5%
                                     ----------  ----------
                                        804,830     769,321    4.6%

  Recycling Services                    414,802     397,274    4.4%
  Medical Waste Services                149,592     150,225   (0.4)%
  Services Group and Other               73,058      62,830   16.3%
  Elimination of affiliated
    companies' revenues                (391,230)   (378,014)   3.5%
                                     ----------  ----------
  Total North American Operations     3,254,147   3,134,008    3.8%

International Operations              1,125,973   1,142,028   (1.4)%
                                     ----------  ----------
  Total Company                      $4,380,120  $4,276,036    2.4%
                                     ==========  ==========

     As the table below reflects, revenue growth for the nine months ended June 30, 1997, was due principally to acquisitions and, to a lesser extent, pricing and volume which more than offset the decline related to the divestiture of business operations and foreign currency translation.

                                             Changes in Revenue for
                                                Nine Months Ended
                                                     June 30,
                                            -----------------------
                                               1997         1996
                                            ----------   ----------
   Price                                       1.4%         (5.9)%
   Volume                                      0.8           0.1
   Acquisitions                                2.7           6.3
   Divestitures                               (0.8)           --
   Foreign currency translation               (1.7)          0.1
                                              ----          ----
       Total Percentage Increase               2.4%          0.6%
                                              ====          ====

     As shown above, acquisitions accounted for revenue growth of 2.7% for the first nine months of fiscal 1997 over the same period of the prior year. Revenue growth due to acquisitions was attributable principally to acquisitions consummated in fiscal 1996. No significant acquisitions were closed in the first nine months of the current year with the new emphasis on internal rather than external growth. Revenues increased due to change in price during the first nine months of fiscal 1997 despite the decline in pricing in the North American recycling business previously discussed. Increases in revenues due to price were noted in the Company's collection, medical waste and international businesses while a decrease was experienced in the transfer and disposal business. The increases in revenue due to volume in the first nine months of the current year compared with the same period of the prior year were driven by increases in the North American collection, transfer and disposal and recycling businesses. Revenues also reflect the effect of divestitures and lower international revenues from foreign currency translation due to the stronger U.S. dollar.

Cost of Operations -

     Cost of operations increased $70 million or 2.2% for the first nine months of fiscal 1997, compared with the same period of the prior year. Most of the increase in cost of operations is attributable to businesses acquired in fiscal 1996. These increased costs have been offset partially by the impact of divestitures of certain business operations and the operating cost reduction program initiated in March 1997. As a result of this cost reduction program, the Company has reduced its operating headcount by approximately 800 employees through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel. Cost of operations as a percent of revenues decreased from 74.6% for the nine months ended June 30, 1996 to 74.4% for the nine months ended June 30, 1997. Included in cost of operations is depreciation and amortization expense of approximately $360.0 million and $362.9 million for the nine months ended June 30, 1997 and 1996, respectively.

Selling, General and Administrative Expense -

     SG&A was $621 million for the first nine months of fiscal 1997, a decrease of 3.3% from the same period last year. SG&A as a percent of revenues decreased from 15.0% of revenues for the nine months ended June 30, 1996 to 14.2% of revenues for the nine months ended June 30, 1997. The $21.4 million decrease in SG&A was driven largely by the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency. This decrease was offset partially by higher costs associated with the Company's acquisition activities and approximately $18 million of severance and reorganization expenses included in SG&A associated with both the reorganization of North American operations in June 1996 and the current year reduction of employees worldwide. Included in SG&A for the nine months ended June 30, 1997 and 1996 was depreciation and amortization expense of $73.8 million and $81.9 million, respectively.

Special Charges, net -

     Reported in the third quarter of fiscal 1997 were pre-tax special charges of $84 million. The special charges included non-cash expenses of $53 million due to cumulative foreign currency translation losses associated with the sale of Italian business operations and $96 million for anticipated losses related to decisions to divest additional underperforming or non-core business operations located primarily in the United Kingdom, the Netherlands and the United States. These losses were offset partially by net gains of $65 million arising largely from 34 divestitures completed in the third quarter, principally in North America.

Net Interest Expense -

     Net interest expense increased $3.4 million or 2.7% for the first nine months of fiscal 1997 compared with the same period of the prior year as a result of the increase in average debt outstanding between the periods, associated principally with fiscal 1996 capital expenditures of approximately $1.2 billion. At the end of the third quarter of fiscal 1997, debt outstanding had declined by $682 million from yearend fiscal 1996, largely as a result of the receipt of net proceeds from divested operations, increased cash flow as a result of improved operating performance and the limitation on capital spending during the period. The Company has established a milestone for long-term debt which is to maintain interest-bearing debt at or below the September 30, 1996 level.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates declined slightly between the periods primarily due to the reduction in equity earnings from P&R due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services during the second quarter of fiscal 1996 offset to a large extent by improved earnings from the Company's North American waste-to-energy and Hong Kong equity affiliates. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

    The increase in minority interest in income of consolidated subsidiaries was not significant, $0.9 million for the first nine months of fiscal 1997 compared with the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a working capital deficit of $10.7 million at September 30, 1996, compared with working capital of $75.5 million at June 30, 1997. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

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

    Long-term indebtedness including the current portion of long-term debt(including $498.2 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 45% as of June 30, 1997, down from 53% at September 30, 1996. The ratio would have been 37% at June 30, 1997, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal 1997 was established at $790 million to provide for normal replacement capital needs in the Company's core business, to provide new assets to support planned revenue growth within all consolidated businesses and in anticipation of selective business acquisition and development opportunities. This is a significant reduction from the $1.2 billion level of capital expenditures in fiscal 1996 and is reflective of the new emphasis on internal rather than external growth. As a result of cash flows from operations, proceeds from divestitures and reduced capital spending, the Company has generated surplus cash through the first nine months of fiscal 1997, a portion of which has been utilized to retire outstanding indebtedness. The Company continues to assess the various alternatives for the use of such surplus cash among investing additional capital in the business, increasing dividends, additional debt retirement or a common share repurchase program.

     As of June 30, 1997, there have been no significant changes in balance sheet caption amounts compared with September 30, 1996, and there have been no material changes in the Company's financial condition from that reported at September 30, 1996, except with respect to the declines in balance sheet amounts associated with the impact of foreign currency exchange resulting from the strengthening of the U.S. dollar against the German, Dutch and Spanish currencies, and except as disclosed herein.

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


                                             BROWNING-FERRIS INDUSTRIES, INC.
                                                       (Company)

                                                    /s/ Bruce E. Ranck
                                                   ------------------------
                                                       Bruce E. Ranck
                                                       President and
                                                   Chief Executive Officer

                                                  /s/ Jeffrey E. Curtiss
                                                  -------------------------
                                                     Jeffrey E. Curtiss
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date:  August 13, 1997

                                 EXHIBIT INDEX

     Exhibit No.               Description
     -----------               -----------

         12.      Computation of Ratio of Earnings to Fixed Charges of
                  Browning-Ferris Industries, Inc. and Subsidiaries.

         27.      Financial Data Schedule.