Form 10-K405
period 1997-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1997-12-05
CIK 14827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1997

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________.

    Commission File Number 1-6805.

                         -----------------------------

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

Registrant's telephone number, including area code: (281) 870-8100.

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
--------------------------------       -----------------------------------------
Common Stock, $.16-2/3 par value       New York Stock Exchange, Inc.

                                       Chicago Stock Exchange Incorporated

                                       Pacific Stock Exchange Incorporated

7.25% Automatic Common Exchange        New York Stock Exchange, Inc.
Securities
                                       Chicago Stock Exchange Incorporated

                                       Pacific Stock Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
Such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to
this Form 10-K.             X
                          -----

The approximate aggregate market value of common stock held by non-affiliates of the registrant: $6.7 billion, computed on the basis of $35-3/8 per share, closing price of the common stock on the New York Stock Exchange, Inc. on December 3, 1997.

There were 196,791,285 shares of the registrant's common stock, $.16-2/3 par value, outstanding as of December 3, 1997.




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

                              TABLE OF CONTENTS


                                                                                                                      PAGE
                                                                                                                      ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      North American Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Collection . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Post-Collection  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
           Landfills  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
           Transfer Stations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
           Medical Waste  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
           Recycling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Services Group and Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
      International Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
      Waste-To-Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
      Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
      Waste Disposal Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
      Corporate Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
      Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
      Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

   ITEM 2. PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

   ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
      Environmental Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART II.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .  19

   ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .  23

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . .  44

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . .  93

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  93

PART IV.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  93

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . . . . . . .  93
      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  93
      Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  93
      Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  94

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 101

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

The terms "BFI" and "Company" refer to Browning-Ferris Industries, Inc., incorporated in Delaware on October 26, 1970, and are used herein to include its subsidiaries, affiliates and predecessors, unless the context requires otherwise. BFI's executive offices are located at 757 N. Eldridge, Houston, Texas 77079. The Company's mailing address is P.O. Box 3151, Houston, Texas 77253, and its telephone number is (281) 870-8100.

The Company (including unconsolidated affiliates) operates in approximately 420 locations in North America and approximately 270 locations outside North America and employs approximately 40,000 persons. No single customer or operating location accounts for a material amount of BFI's revenue or net income.

In November 1997, the Company announced the signing of an agreement to merge its operations located outside North America with SITA, S.A., a societe anonyme formed under the laws of the Republic of France ("SITA"). Pursuant to the terms of the agreement, the Company will sell to SITA all of its equity securities and other ownership interests of its international operations located outside the United States, Puerto Rico, Canada and Mexico. In return, the Company will receive US$1 billion and ordinary shares of SITA equating to approximately 20% equity ownership in SITA. The transaction is expected to be consummated during the first quarter of calendar 1998. The transaction has been approved by the boards of directors of the Company and SITA and is subject to the satisfactory completion of due diligence, approval by regulatory authorities, and authorization by SITA's shareholders of the issuance of additional ordinary shares. See "International."

In September 1997, the Company commenced a $1 billion equity buy-back program. The first phase of the program was completed in October 1997 when the Company acquired 15 million shares of its Common Stock at a price of $39.00 per share in accordance with the terms of its "Dutch Auction" tender offer. The second phase of the program consists of the purchase of approximately $415 million of the Company's Common Stock and/or its 7.25% Automatic Common Exchange Securities in open market purchases and privately negotiated transactions and is expected to be completed by September 30, 1998.

At the end of fiscal 1996, the Company announced a strategic refocus to emphasize internal growth rather than external growth and to more closely align the Company's performance objectives with its shareholders' interests. To begin implementation of this strategy, the Company realigned its North American operating organization, revised its financial strategies, implemented revised incentive compensation plans for employees and reduced its capital expenditures budget as compared to historic levels of such expenditures. The Company continued to implement this strategy during fiscal 1997 by significantly reducing capital expenditures from the prior year, identifying and divesting of certain underperforming business operations, reducing its selling, general and administrative costs and, to a lesser extent, operating costs, and shifting its focus to return on gross assets in both its existing business operations and its business development activities. See below and also "Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

The Company's North American operating organization is aligned along functional lines into five groups: sales and marketing, collection, post-collection, business development, and business analysis. Each functional group is led by an officer in Houston who reports to either the Company's chief executive officer or chief operating officer. The North American operations are divided into 13 market areas, each of which includes area vice presidents responsible for one of the five functional groups within the market area. Each market area is headed by a market area vice president who reports directly to the Company's chief operating officer and is responsible for coordinating the activities of the functional area vice presidents within his market area. The organizational structure is intended to maximize the expertise and efficiency of each function, improve and integrate customer service, accelerate company-wide adoption of best practices and increase oversight and discipline respecting capital expenditures.

The Company's international operations (excluding Canada) are aligned into two operational areas, Europe and the Pacific Rim. BFI Europe, from its regional office in the Netherlands, oversees the Company's operations in Finland, Germany, the Netherlands, Spain, Switzerland and the United Kingdom. Management oversight for operations in Australia, Hong Kong, Kuwait and New Zealand and the coordination of expansion into new markets outside Europe are provided from the corporate office in Houston.

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

The Company's long-term financial goals are to: (i) generate cash returns on assets in excess of the weighted average cost of capital; (ii) increase profits at a faster pace than the increase in revenues; and (iii) maintain a strong credit rating appropriate for supporting business operations. To more closely align management interests to shareholder interests, the Company has also revised its long-term incentive compensation plans for management to reallocate a significant portion of their stock option participation to performance-based stock that will be earned only as certain performance measures are attained.

The Company's business is subject to extensive U.S. and foreign governmental regulation and legislative initiative, such as environmental regulation, mandatory recycling laws, medical waste regulation, preclusion of certain waste from landfills and restrictions on the flow of solid waste. Due to continuing public awareness and influence regarding waste and the environment, and uncertainty with respect to the enactment and enforcement of future laws, the Company can not always accurately project the impact any future regulation or legislative initiative may have on its operations. See "Regulation" and "Legal Proceedings - Environmental Proceedings" for additional information.

The table below reflects for each of the three years ended September 30, 1997, the total revenues contributed by the Company's principal lines of business.

                                                                       Contribution to Consolidated Revenues
                                                                                  (in millions)
                                                                              Year Ended September 30,
                                                                    1997             1996              1995
                                                                  -------          --------          --------
North American Operations
-------------------------
Collection Services - Solid Waste                                 $2,913            $2,886            $2,758
Transfer and Disposal - Solid Waste                                1,079             1,050             1,026
Recycling Services                                                   555               531               675
Medical Waste Services                                               199               200               189
Services Group and Other                                             106                89                83
Elimination of Affiliated Companies'
Revenues                                                            (527)             (513)             (483)
                                                                  ------            ------            ------
Total North American Operations                                    4,325             4,243             4,248
International Operations                                           1,458             1,536             1,531
------------------------                                          ------            ------            ------
Total Company                                                     $5,783            $5,779            $5,779
                                                                  ======            ======            ======

Total assets at September 30, 1997, 1996 and 1995 were $6,678 million, $7,601 million and $7,460 million, respectively.

                           NORTH AMERICAN OPERATIONS

COLLECTION

BFI collects solid waste in approximately 275 operating locations in 45 states, Puerto Rico and Canada. These operations provide solid waste collection services for commercial establishments, industrial plants, medical institutions, and governmental and residential units. BFI uses approximately 911,000 containers and approximately 9,300 specially equipped collection trucks in its North American waste collection operations.

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

The Company is the largest provider of medical waste services in North America and collects infectious and pathological waste materials from approximately 150,000 customers.

The Company also collects recyclable materials, principally paperboard, office paper and other paper products, in North America from approximately 5.8 million households, including curbside customers, and for approximately 133,000 commercial and industrial customers. The Company's recycling collection contracts often provide for customer participation in price increases or price decreases on resale of recycled commodities.

POST-COLLECTION

Landfills

Sanitary landfilling is the primary method employed by the Company for final disposal of the segment of the solid waste stream that is not recycled. BFI currently operates 98 solid waste landfill sites in North America, 19 of which are operated under contracts with municipalities or others. The Company has approximately 15,000 acres permitted as landfill disposal sites, consisting of acres in unopened and unlined landfill cells, acres in filled and capped landfill cells which are in open landfill sites, and acres in open landfill cells. The acreage shown does not reflect the volume (or "airspace") available for disposal, which depends on the vertical space and landfill configuration as well as the surface acres. BFI does not currently own or lease a landfill site in every metropolitan area in which it is engaged in solid waste collection; however, the Company intends to continue to seek, where advisable, ownership or lease of disposal facilities in all such areas. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by others in those communities in which it does not operate its own landfill sites.

Transfer Stations

BFI operates 91 solid waste transfer stations where solid wastes are compacted for transfer to final disposal facilities. Transfer stations are used for the purpose of either (i) reducing costs associated with transporting waste to final disposal sites, or (ii) better utilizing the Company's disposal sites. Where practical, transfer and recycling functions are combined at the same transfer station to form "Trancycleries."(TM)

Medical Waste

The Company owns or operates 29 treatment sites using either incineration or autoclaving (steam sterilization) technology. The Company also utilizes over 100 collection sites to service medical waste customers in most major metropolitan cities in the United States.

Recycling

The Company currently operates 102 recycleries in North America which receive, process and dispose of recyclable materials. During fiscal 1997, the Company closed 35 recycling facilities due to the continuing weakness in recycled commodity prices, and plans to close additional facilities during fiscal 1998. The Company operates a centralized materials marketing group with the objective of establishing longer-term customer relationships and agreements with purchasers of recycled commodities. The Company has developed relationships with numerous other companies to assure municipalities and other customers of continuous and diversified resale markets. In order to reduce the impact of the price volatility that is inherent in this business segment, the Company has included floor pricing provisions in a large number of its fiber resale contracts.

The Company also engages in organic materials recycling and/or disposal, tire recycling and other alternative energy concepts such as biomass fuels. The Company currently operates 28 organic processing centers.

SERVICES GROUP AND OTHER

In April 1997, the Company acquired the lease and related assets of a waste-to-energy facility located in Chester, Pennsylvania. See "Waste-To-Energy". The Company also rents and services portable restroom facilities and provides street and parking lot sweeping. The Company may also participate, to a limited extent, in the end-use development of certain BFI landfills that have reached permitted capacity and other real and personal property in which it has an interest. From time to time, the Company sells or otherwise disposes of surplus land and other real or personal property and reflects any gain or loss from such transactions in the results of operations for the period in which the transactions occur.


                            INTERNATIONAL OPERATIONS

On November 10, 1997, the Company announced the signing of an agreement to merge its operations located outside North America with SITA, S.A., a societe anonyme formed under the laws of the Republic of France ("SITA"). The transaction is expected to be consummated during the first quarter of calendar 1998.

Pursuant to the terms of the agreement, the Company will sell to SITA all of its equity securities and other ownership interests of its international operations located outside the United States, Puerto Rico, Canada and Mexico. In return, the Company will receive US$1 billion and ordinary shares, FF50 par value (the "Ordinary Shares"), of SITA equating to approximately 20% equity ownership in SITA.

Suez Lyonnaise des Eaux, a societe anonyme formed under the laws of the Republic of France ("Suez Lyonnaise"), currently owns, and will own upon consummation of the transaction, greater than 50% of the Ordinary Shares of SITA. Pursuant to a Shareholders' Agreement between the Company and Suez Lyonnaise, the Company will be entitled to representation on SITA's board of directors.

The transaction has been approved by the boards of directors of the Company and SITA and is subject to the satisfactory completion of due diligence and approval by regulatory authorities. The transaction is also subject to the authorization by SITA's shareholders of the issuance of the Ordinary Shares to the Company and a rights offering to existing shareholders of SITA. Upon completion of the transaction, SITA will be the largest waste services company in Europe with annualized revenues of approximately US$2.8 billion.

The Company is involved in waste collection, processing, disposal and/or recycling operations in approximately 270 locations (including locations of unconsolidated affiliates) in Australia, Finland, Germany, Hong Kong, Kuwait, the Netherlands, New Zealand, Spain, Switzerland and the United Kingdom. European operations comprise the largest number of operating locations outside North America.

The Company currently collects solid waste in approximately 160 locations and operates 47 landfill sites in its international operations (including, in each case, locations of unconsolidated affiliates). The Company also has 50 recycleries and 49 transfer stations in its international operations and uses approximately 285,000 containers and approximately 3,800 specially equipped collection trucks in its international waste collection operations.

The Company owns 50% of the stock of Otto Entsorgungsdienstleistungen GmbH ("Otto Waste Services"), which is primarily engaged in providing collection and recycling services under long-term contracts with municipalities in Germany and Duales System Deutschland GmbH, the non-governmental organization responsible for the collection and processing of certain recyclable materials in Germany. During fiscal 1997, the Company reported consolidated revenues of approximately $630 million applicable to Otto Waste Services. The Company's interest in Otto Waste Services will also be merged into SITA.


                                WASTE-TO-ENERGY

The Company and Air Products and Chemicals, Inc. ("Air Products"), headquartered in Allentown, Pennsylvania, are each 50% general partners in partnerships that design, build, own and operate facilities that burn solid waste and recover energy and other materials. These partnerships market their capabilities under the name American Ref-Fuel(R). The Company also owns 100% of a lease of a waste-to-energy facility located in Chester, Pennsylvania.

In April 1996, Air Products announced its intention to divest its partnership interests in American Ref-Fuel. On November 1, 1997, Air Products entered into an agreement to sell its 50% interests in American Ref-Fuel partnerships to a new company formed by Duke Energy Power Services, a subsidiary of Duke Energy Corporation, and United American Energy Corp. The sale is subject to approvals by each company's board of directors and relevant regulatory agencies. The transaction is expected to be consummated in December 1997.

In April 1997, the Company acquired the lease and related assets of the Delaware County Resource Recovery Facility, located in Chester, Pennsylvania, from Westinghouse Electric Corporation. The facility, which has a capacity of approximately 1,000,000 tons per year, utilizes a rotary mass-burn process and is operated by American Ref-Fuel.

American Ref-Fuel currently operates six waste-to-energy facilities, including the Chester, Pennsylvania facility. Five of these facilities, which are located in Hempstead (Long Island), New York, Essex County, New Jersey, Niagara Falls, New York, Rochester, Massachusetts and Chester, Pennsylvania, have capacities of approximately 800,000 to 1,300,000 tons per year. The Preston, Connecticut facility has a capacity of approximately 250,000 tons per year.

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

The Company's equity and loan investments in American Ref-Fuel's waste-to-energy projects were approximately $174 million at September 30, 1997. American Ref-Fuel's business is very capital intensive and its ability to raise capital is an important factor in its competitiveness in the waste services industry. When feasible, American Ref-Fuel attempts to finance its projects with tax exempt bonds due to the lower interest costs. During fiscal 1998, the Company plans to evaluate select acquisition opportunities presented by American Ref-Fuel.

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

Because a major component of the Company's business is the collection and disposal of solid waste in an environmentally sound manner, a material amount of the Company's capital expenditures are related (directly or indirectly) to environmental protection measures, including compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment. There are costs that are associated with facility upgrading, corrective actions, facility closure and post-closure care in addition to other costs normally associated with the Company's waste management activities. The majority of these expenditures are made in the normal course of the Company's business and do not place the Company at any competitive disadvantage.

In October 1991, the EPA issued its final regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"), which set forth minimum federal performance and design criteria for municipal solid waste landfills. All Subtitle D regulations are now in effect. Management of BFI believes that these regulations will have a favorable long- term impact on its landfill operations, but meeting these regulatory requirements has resulted in increased costs.

In March 1996, the EPA issued final regulations under the Clean Air Act to control release of landfill gas from municipal solid waste landfills. At many of its facilities, the Company has installed gas extraction and control systems that meet the technical specifications in the rule. At those facilities that do not have systems, and at new facilities, as appropriate, the Company will continue to design, permit and install gas collection and control systems in accordance with EPA and state requirements. The Company is also seeking operating or other applicable permits for these activities. In addition, landfills located in those areas of the country that do not meet prescribed air quality standards may require more costly control systems.

State financial responsibility regulations, adopted in various forms, require owners or operators of waste disposal facilities and underground storage tanks to demonstrate the financial ability to respond to and correct sudden and accidental pollution occurrences, as well as non-sudden or gradual pollution occurrences. To meet these requirements, the Company has secured Environmental Impairment Liability ("EIL") insurance coverage in amounts the Company believes are in compliance with federal and state law. Under the current EIL policy, which is collateralized, the Company must reimburse the carrier for any losses. It is possible that the Company's results of operations could be adversely affected in a particular reporting period in the event of significant environmental impairment claims.

Many state regulations also require owners or operators of waste disposal facilities to provide assurance of their financial ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The federal Subtitle D regulations require all states to adopt financial assurance regulations that meet the federal standards. The Company has generally relied upon its consolidated financial position to issue corporate guarantees, or has utilized letters of credit to satisfy these requirements. The EPA has proposed and is expected to promulgate by early 1998, a financial test and corporate guarantee for use by private Subtitle D facilities, which, if adopted, will afford the Company an additional cost effective method to satisfy the financial assurance requirements. The Company has also established a captive insurance company that is being used in several states to provide insurance as a recognized means of demonstrating this financial assurance. The Company has had success and is continuing its efforts to secure acceptance of captive-issued insurance policies which serve as a cost-effective alternative to certain other forms of financial assurance, such as letters of credit.

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


                          WASTE DISPOSAL RISK FACTORS

There are serious, sometimes unforeseeable, business risks and potentially substantial cost exposures associated with the establishment, ownership and operation of solid waste sanitary landfill sites and other types of waste processing and disposal facilities. These risk factors include, but are not limited to: (i) the difficulty of obtaining permits to expand or establish new sites and facilities and public and private opposition to the location, expansion and operation of these facilities, (ii) governmental actions at all levels that seek to restrict the interstate movement of waste for disposal or which seek to limit the types of waste that can be disposed of in certain facilities, which can, in each case, result in declining volumes of waste available for disposal at some facilities, (iii) costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site cleanup, other remedial work and maintenance and long-term care obligations, (iv) the obligation to manage possible adverse effects on the environment, (v) regulations requiring demonstration of financial responsibility and conformance to prescribed or changing standards and methods of operation, (vi) judicial and administrative proceedings regarding alleged possible adverse environmental and health effects of landfills or other treatment and disposal facilities, and (vii) reduction in the volume of solid waste available for direct landfill disposal in certain states because of governmental incentives to reduce the daily volume of waste that may be disposed of, initiatives that require waste recycling, minimization or composting and because of incineration in large waste-to-energy facilities. See also "Waste-To-Energy", "Regulation" and "Legal Proceedings - Environmental Proceedings."

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

If the Company is unable to continue disposing of planned volumes of wastes at existing solid waste landfills or is unable to either expand existing landfills or establish new sites, it would be required to obtain the rights to use other disposal facilities or to suspend or curtail solid waste collection or disposal activities. Any such actions would have an adverse impact on the Company's collection business and could substantially reduce the Company's revenues and results of operations and increase the risk of impairing the value of the Company's investment in existing or proposed facilities. These developments could also result in accelerating the recognition of closure costs and post-closure monitoring cost accruals for those landfills, with a corresponding negative impact on the Company's net income.

The economic viability of certain waste-to-energy facilities may be adversely affected by (i) the availability of commercially reasonable energy sales contracts; (ii) the availability of landfills for the disposal of ash residue, bypass and nonprocessible waste; (iii) existing and proposed governmental standards applicable to the disposal of ash residue that could limit the number of sites available for such disposal; (iv) air emission standards applicable to the facilities; (v) the possible lower cost of other alternatives for waste disposal and (vi) the continuing uncertainty with respect to the enforceability of local flow control laws. Waste-to-energy facilities may also be adversely affected by many of the same factors that are currently impacting other waste disposal facilities.

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

With respect to international operations, the profitability and risks associated with these operations can also be affected, to a greater or lesser extent depending on the foreign country in which the operations are located, by changes in national economies, financial and political policies, war, invasion, social instability, currency fluctuations and other risk factors associated with operations in foreign countries. On November 10, 1997, the Company announced that it had agreed to merge its operations located outside North America with SITA. See "International."


                             CORPORATE DEVELOPMENT

The Company's corporate development program will evaluate opportunities to expand its customer base by acquiring businesses and properties, broadening the type of services offered and entering into new domestic markets. The Company expects to modestly increase capital expenditures for acquisitions and other corporate development activities during fiscal 1998 as compared to fiscal 1997, but intends to maintain such expenditures below historic levels, with a continuing emphasis on achieving returns over time at targeted amounts in excess of the Company's cost of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company intends to further divest certain domestic business assets and operations that are not expected to achieve desired performance objectives. The Company has also agreed to merge its operations located outside of North America with SITA. See "International." When investing in capital-intensive facilities such as landfills, the Company faces the risk that required permits will not be obtained or renewed. If permits are not ultimately obtained and maintained, the value of such facilities can be substantially impaired, which could adversely affect future results of operations. See "North American Operations - Post-Collection - Landfills" and "Regulation."

                              CAPITAL EXPENDITURES

Capital expenditures were approximately $527 million in fiscal 1997, consisting of $30 million for acquired businesses. Approximately $160 million was expended in connection with internal market development projects and municipal contracts and $337 million related to additions and replacements of capital items for existing operations, including existing landfill cell development. See Notes (5), (6) and (7) of Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional financing information.


                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their positions (including their principal areas of responsibility with the Company) and their respective ages are as follows:

Name                             Position                                             Age *
----                             --------                                             -----
Bruce E. Ranck                   President, Chief Executive Officer and                48
                                 Director (1)
Norman A. Myers                  Executive Vice President and                          61
                                 Chief Development Officer
J. Gregory Muldoon               Executive Vice President and                          43
                                 Chief Operating Officer
Jeffrey E. Curtiss               Senior Vice President and                             49
                                 Chief Financial Officer
Hugh J. Dillingham, III          Senior Vice President                                 48
                                 Post Collection
Sandra D. Glatzau                Senior Vice President                                 45
                                 Marketing and Sales
J. Frederick Snyder              Senior Vice President                                 44
                                 Collection
Rufus Wallingford                Senior Vice President and                             57
                                 General Counsel
David R. Hopkins                 Vice President, Controller and                        54
                                 Chief Accounting Officer

----------------
* As of December 3, 1997.

(1)      Serves on the Executive Committee of the Board of Directors.

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

Mr. Myers was elected Executive Vice President and Chief Development Officer in March 1997. He served as a director from 1978 through March 1997, as Vice Chairman of the Board from 1982 through March 1997 and as Chief Marketing Officer from 1981 through March 1997. He was initially elected a Vice President in December 1970 and an Executive Vice President in July 1976. Mr. Myers is a director of My Friends, a foundation for children in crisis.

Mr. Muldoon was elected Executive Vice President and Chief Operating Officer in May 1996 having served as Senior Vice President (Corporate Development) since September 1992 and as Vice President (Operations) since December 1991. He joined the Company in 1980 and has served in a number of operating positions. Mr. Muldoon is a director of the Boys and Girls Club of Greater Houston Inc.

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

Ms. Glatzau was elected Senior Vice President, Sales and Marketing in September 1996. In May 1995, Ms. Glatzau was appointed Corporate Vice President - Marketing and Sales, and from March, 1992 through April, 1995, she served as Corporate Vice President - Investor Relations. Ms. Glatzau joined the Company in 1978 and served the Company at various levels including sales representative, regional sales trainer and sales manager and as Divisional Vice President of Marketing and Sales for one of the Company's former regions.

Mr. Snyder was elected Senior Vice President, Collection in September 1996. From 1989 through May 1996, Mr. Snyder served as Regional Vice President in two of the Company's former regions. Mr. Snyder joined the Company in 1976 and served as a District Manager from 1977 through 1989.

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

All officers of the Company (including executive officers) are elected by the Board of Directors, generally at its meeting held the day of the annual meeting of stockholders or as soon thereafter as practicable. Each officer is elected to hold office until his successor shall have been chosen and shall have qualified or until his death or the effective date of his resignation or removal. Subject to Board of Director approval, the annual meeting of stockholders is scheduled to be held March 4, 1998 in Houston, Texas.

ITEM 2. PROPERTIES.

In its operations, the Company uses specially-equipped trucks, containers and compactors. The Company also owns and/or operates sanitary landfill sites throughout the United States and Canada, and in the United Kingdom, Germany, Hong Kong, the Netherlands, New Zealand, Spain, and Australia. See "Business
- North American Operations - Collection" and "Business - North American Operations - Landfills" and Notes (6) and (8) of Notes to Consolidated Financial Statements.

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

The Company is participating in potentially responsible party ("PRP") groups at 102 waste disposal sites listed on the EPA's National Priority List, which sites may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Complete settlements with other members of the PRP groups and/or the EPA have been negotiated with respect to 76 of these sites. Partial settlements have been negotiated with regard to 13 of the sites. These settlements had no material effect on the Company's results of operations or consolidated financial position. Further, the Company has received information requests relating to 62 additional sites on the EPA's National Priority List. For 45 of these sites, the Company has determined that it is not a PRP. The Company's PRP status at the remaining 17 sites has not yet been determined. The number of Superfund sites with which the Company is involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company might be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties.

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

Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company, although the resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. It can be reasonably expected that the Company will become involved in additional remedial actions and Superfund sites in the future.

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

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

BFI's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. The table below sets forth by fiscal quarter, for the fiscal years ended September 30, 1996 and 1997, the high and low sales prices of BFI's Common Stock on the New York Stock Exchange
- Composite Transactions, as reported in The Wall Street Journal.

                                      Fiscal Year 1996                     Fiscal Year 1997
                                  -------------------------            -------------------------
                                   High              Low               High               Low
                                  -------           -------            -------           -------
           First Quarter          $31-7/8           $27-3/8            $27-5/8            $24-1/8
           Second Quarter          32-5/8            28                 32-7/8             25-3/4
           Third Quarter           32-7/8            27-7/8             35-1/2             26-3/8
           Fourth Quarter          29-1/8            21-3/8           38-13/16             33-7/8

As of December 3, 1997, there were approximately 16,000 holders of record of BFI Common Stock.

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

BFI has paid cash dividends on its Common Stock each year since 1950. Cash dividends are paid quarterly. During each of fiscal 1996 and 1997, 68 cents was paid in dividends on each share of Common Stock. The most recently declared quarterly cash dividend on the Common Stock was 19 cents per share. The payment of dividends or other distributions on, or with respect to, the Common Stock is limited by provisions of the Company's Amended and Restated Multicurrency Revolving Credit Agreement and Second Amended and Restated Revolving Credit Agreement. See Note (9) of Notes to Consolidated Financial Statements for a description of these credit agreements. The amount available for payment of dividends or distributions on or with respect to Common

Stock pursuant to the most restrictive of such limitations was approximately $1.2 billion on September 30, 1997, after giving effect to cash dividends paid or declared through September 30, 1997. After payment for the shares of Common Stock acquired by the Company in accordance with the terms of its "Dutch Auction" tender offer, this amount was reduced by $585 million to approximately $615 million. See "Business-General." BFI currently expects to continue the payment of dividends, although future dividend payments will depend on BFI's earnings, financial needs and other factors.

Due to the nature of the Company's business, the Company or its competitors receives unfavorable publicity from time to time, which can result in aberrational market conditions for the Company's securities.

Item 6. - Selected Financial Data

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1997.

----------------------------------------------------------------------------
                                     Year Ended September 30,
                 -----------------------------------------------------------
                   1997        1996       1995        1994        1993
----------------------------------------------------------------------------
                         (In Thousands Except for Per Share Amounts)
Operating
 Statement Data:
----------------

Revenues         $5,782,972  $5,779,277  $5,779,351  $4,314,541  $3,478,830


Income before
 special charges
 and extra-
 ordinary items  $  332,822  $  273,014  $  384,561  $  283,973  $  213,910

Income (loss)
 before extra-
 ordinary items  $  283,695  $  (89,172) $  384,561  $  283,973  $  197,440


Net income
 (loss)          $  265,214  $ (101,331) $  384,561  $  278,710  $  197,440

Income (loss)
 per common and
 common equivalent
   share -

  Income (loss)
   before extra-
   ordinary items     $1.39      $(0.44)      $1.93       $1.52       $1.15

  Net income (loss)   $1.30      $(0.50)      $1.93       $1.49       $1.15

Cash dividends per
 common share         $ .70      $  .68       $ .68       $ .68       $ .68




(Continued on Following Page)

----------------------------------------------------------------------------
                                      Year Ended September 30,
                  ----------------------------------------------------------
                    1997        1996       1995        1994        1993
----------------------------------------------------------------------------
                          (In Thousands Except for Per Share Amounts)

Balance Sheet Data:
------------------

Property and
 equipment, net  $3,567,155  $3,920,721  $3,722,292  $3,049,767  $2,515,709


Total assets     $6,678,292  $7,600,906  $7,460,372  $5,796,955  $4,295,642


Senior long-term
 debt            $1,675,162  $2,766,885  $1,665,804  $  713,680  $  333,689


Convertible
 subordinated
 debentures      $       --  $       --  $  744,944  $  744,949  $  744,949


Common stock-
 holders' equity $2,660,763  $2,510,278  $2,741,750  $2,391,680  $1,532,603



Cash Flow Data:
--------------

Capital
 expenditures    $  494,725  $  935,382  $  929,596  $  694,475  $  606,240

Payments for
  businesses
  acquired       $   21,305  $  188,451  $  769,369  $  398,734  $   83,786

Cash flows from
 operating
 activities      $  999,100  $  856,843  $1,030,489  $  693,928  $  613,965

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

     RESULTS OF OPERATIONS

          Fiscal 1997 was a crucial year for the Company that included the reorganization of its North American operating business structure which became effective in August 1996 and the announcement at the end of fiscal 1996 of a strategic shift in focus from an emphasis on external growth to an emphasis on internal growth with success measured by cash flow and return on gross assets. In fiscal 1997, the Company significantly reduced capital expenditures from the prior year, streamlined its portfolio of assets largely through divestiture activities, reduced its selling, general and administrative ("SG&A") costs and, to a lesser extent, operating costs, and shifted its focus to return on gross assets in both its existing business operations and its business development activities. Subsequent to yearend, the Company announced the signing of an agreement to merge its international operations with SITA, a Paris-based company, in exchange for U.S. $1 billion and ordinary shares of SITA stock that will result in approximately a 20 percent ownership in SITA.

          Net income for fiscal 1997 was $332.8 million or $1.63 per share, before special charges and extraordinary items, an increase of 21.9% from the prior year, on consolidated revenues of $5.783 billion, flat with the prior year. Pre-tax special charges reported in fiscal 1997 were $82 million ($49 million or $0.24 per share after income taxes). The fiscal 1997 results were also reduced by after-tax extraordinary items of $18.5 million, or $0.09 per share, associated with the retirement of debt. After the special charges and extraordinary items, net income for fiscal 1997 was $265.2 million, or $1.30 per share.

          The current year results compare with net income, before special charges and an extraordinary item, for fiscal 1996 of $273.0 million or $1.36 per share, on consolidated revenues of $5.779 billion. Pre-tax special charges included in the fiscal 1996 results of operations were $447 million ($362 million or $1.80 per share after income taxes). The fiscal 1996 extraordinary item of $12.2 million, after tax ($0.06 per share) was associated with the redemption of $745 million of

     Convertible Subordinated Debentures. After the special charges and extraordinary item, the Company reported a net loss for fiscal 1996 of $101.3 million, or $0.50 per share.

          Fiscal 1997 earnings, before special charges and extraordinary items, were favorably affected by improved operating profit in the Company's North American operations, which resulted from actions taken to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) improve customer pricing and (3) divest certain underperforming operations and assets. Similar actions taken in the Company's international operations also had a favorable effect on the Company's operating profitability during the latter part of the year. Fiscal 1997 results were affected negatively by severance and reorganization expenses of approximately $24 million associated with the reorganization of North American operations announced in June 1996 and the reductions, principally in the first half of the current fiscal year, in worldwide employee staffing levels to effect improvements in operating and administrative efficiency. Additionally, an increase in the Company's income from operations of $27.2 million, a significant portion of which is related to lower depreciation and amortization expense, was reflected in current year earnings as a result of the special charges of $447 million taken in the fourth quarter of fiscal 1996 and the special charges of $82 million taken in fiscal 1997 (see Note (4) of Notes to Consolidated Financial Statements).

          During fiscal 1997, the Company's actions reflected its previously announced strategic shift in focus away from an emphasis on external growth to an emphasis on internal growth and on increasing return on assets. Marketing and sales personnel were realigned with half of the sales force focused on customer segments by industry and the remainder on integrated direct sales (telephone-based sales). The redeployment and retraining of the sales force that was completed in the first half of fiscal 1997 is enabling sales personnel to better focus on the Company's customers. In addition, the plan to reduce SG&A, commenced during the first quarter of fiscal 1997, has resulted in the reduction of approximately 1,300 employees worldwide since the Company announced its reorganization in June 1996 and the consolidation of certain business and administrative activities. SG&A as a percent of revenues was 14.0% for fiscal 1997, lower than the prior year (15.1%). The Company exceeded its SG&A milestone for fiscal 1997, which was to reduce SG&A as a percent of revenues to 14.6% for the fiscal year.

          During the first quarter of fiscal 1997, the Company completed its initial marketplace and business line strategic reviews and identified core and non-core business operations (including those considered in the special charges incurred in the fourth quarter of fiscal 1996) to be marketed and sold with aggregate annual revenues of approximately $270 million in the U.S. and $130 million outside of the U.S. The Company has continued its strategic reviews of underperforming marketplaces since the first quarter. The goal of these reviews is to identify the key drivers of performance or underperformance in each marketplace and identify actions to improve the business operations. However, in some cases, these reviews have resulted in a conclusion to divest the operations as it is evident that the Company will be unable to achieve its desired returns even with identified areas for improvement. As a result of these reviews, the Company identified additional business operations with annual revenues of $130 million in North America and $155 million (a portion of which is not consolidated for financial reporting purposes) in international operations to be divested (including those considered in the current fiscal year special charges). During fiscal 1997, the Company sold business operations with annual revenues of approximately $540 million (of which approximately $340 million related to North American operations), with most of these sales concluded during the latter half of the fiscal year. Additionally, subsequent to year-end, the Company announced the signing of an agreement to merge its international operations with SITA, a Paris-based company. (See "Subsequent Event"). The Company has also identified real estate assets of approximately $60 million that are actively being marketed.

            In March 1997, the Company initiated an effort to reduce operating expenses by $100 million on an annualized basis by the beginning of the fourth quarter of fiscal 1997. The Company reduced operating headcount through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel. Although this goal was not fully achieved during fiscal 1997, actions to be taken in fiscal 1998, in addition to those enumerated above, have been identified to further reduce operating expenses, including the consolidation of container and truck facilities, shedding fringe waste collection routes, reducing costs associated with accidents and injuries through increased focus on safety, and the implementation of disposal volume swaps with third parties. The Company is also optimistic that SAP, its new information systems platform, will assist in cost reduction efforts beginning in fiscal 1998. Maintenance and procurement areas will now have a tool that will provide information on a national basis. This data will enable managers to make better decisions and reduce operating costs. The Company also focused on asset management throughout fiscal 1997. Reduced capital spending is leading to lower fixed costs, which is another contributor to the Company's effort to reduce operating costs. Capital expenditures, including acquisitions, for fiscal 1997 were limited to $527 million compared with $1.2 billion in fiscal 1996.

       Revenues

            Revenues for fiscal 1997 were $5.8 billion, unchanged from fiscal years 1996 and 1995. The following table reflects the contribution to total revenue of the Company's business segments for the last three years (in millions):

                                             Year Ended September 30,
                                           ---------------------------
                                            1997      1996      1995
                                           -------   -------   -------

       North American Operations (1)
       -----------------------------
       Collection Services -
         Solid Waste                       $2,913    $2,886    $2,758

       Transfer and Disposal -
         Solid Waste
           Unaffiliated customers             552       537       543
           Affiliated companies               527       513       483
                                           ------    ------    ------
                                            1,079     1,050     1,026

       Recycling Services                     555       531       675
       Medical Waste Services                 199       200       189
       Services Group and Other               106        89        83
       Elimination of affiliated
         companies' revenues                 (527)     (513)     (483)
                                           ------    ------    ------
       Total North American Operations      4,325     4,243     4,248
                                           ------    ------    ------
       International Operations
       ------------------------
       Germany                                633       662       710
       The Netherlands                        289       323       323
       United Kingdom                         227       193       176
       Other                                  309       358       322
                                           ------    ------    ------
       Total International Operations       1,458     1,536     1,531
                                           ------    ------    ------
       Total Company                       $5,783    $5,779    $5,779
                                           ======    ======    ======
       Percentage Increase from
         Prior Year                            --%       --%       34%

       ---------------

           (1) Revenues from Canadian operations of $176 million, $169 million and $178 million for fiscal years 1997, 1996 and 1995, respectively, are included in North American revenues.

           The following table reflects changes in revenues for fiscal 1997 from price, volume, acquisitions, divestitures, and foreign currency translation compared with revenue changes for fiscal years 1996 and 1995. The fiscal 1997 growth in revenue from acquisitions, price and volume was offset by the significant decrease in revenues due to the divestitures of business operations and foreign currency translation.

                                              Change in Revenues
                                      ------------------------------
                                       1997        1996        1995
                                      ------      ------      ------

           Price                       1.2%       (5.9)%       5.9%
           Volume                      1.0         0.4         5.8
           Acquisitions                2.4         5.7        19.9
           Divestitures               (2.4)         --          --
           Foreign currency
             translation              (2.1)       (0.2)        2.4
                                      ----        ----        ----
           Total Percentage Increase   0.1%         --%       34.0%
                                      ====        ====        ====

            As shown above, acquisitions accounted for revenue growth of 2.4% during fiscal 1997 over fiscal 1996. Revenue growth due to acquisitions was attributable principally to acquisitions consummated in fiscal 1996. No significant acquisitions were closed in the current year with the emphasis on internal rather than external growth. Revenues increased 1.2% due to change in price during fiscal 1997. Increases in revenues due to price were noted in the Company's international, collection, medical waste and, to a lesser extent, recycling businesses while a decrease was experienced in the transfer and disposal business. The weighted average market prices for corrugated, office paper and newspaper in North America did not change significantly from fiscal 1996 to 1997. The increases in revenue due to volume in the current year compared with last year were driven by increases in the North American collection, transfer and disposal and recycling businesses. Revenues also reflect the effect of divestitures and lower international revenues from foreign currency translation due to the stronger U.S. dollar.

            Fiscal 1996 revenue growth due to acquisitions was due in part to the acquisition of Attwoods in December 1994, which resulted in increased revenues principally in the United States and the United Kingdom, as well as the Company's acquisition efforts during fiscal 1995. The 5.9% decrease in revenues in fiscal 1996 due to changes in price was due to the significant decline in the weighted average price of recycling commodities in North America and Germany during the year compared with fiscal 1995. In North America, despite the mitigating impact of floor price contracts, the average price of recycling commodities for fiscal 1996 declined 53% from the prior year average. The weighted average market prices in North America for corrugated, office paper and newspaper declined from $147 per ton in fiscal 1995 to $61 per ton in fiscal 1996. Paper prices have historically been cyclical, but in late fiscal 1995 and through fiscal 1996, unprecedented changes in recycling commodity prices were experienced. The decline in revenues associated with lower worldwide recycling commodity prices was offset slightly by increases in revenues due to pricing in the North American collection business and, to a lesser extent, in the landfill and medical waste businesses.

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

       Cost of Operations

            Cost of operations decreased $26 million or 0.6% during fiscal 1997 compared with fiscal 1996. The decrease in cost of operations is attributable to the impact of divestitures of certain business operations and the operating cost reduction program initiated in March 1997. As a result of this cost reduction program, the Company has reduced its operating headcount through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel. These decreased costs were offset largely by the increase in cost of operations related to businesses acquired in fiscal 1996 and, to a lesser extent, fiscal 1997. Cost of operations as a percent of revenues decreased from 74.7% for fiscal 1996 to 74.2% for fiscal 1997.

            Cost of operations increased $168 million (4%) in fiscal 1996, and $1,024 million (33%) in fiscal 1995, in both cases compared with the immediately prior year. Most of this increase in cost of operations is attributable to businesses acquired, including the acquisition of Attwoods in December 1994. Cost of operations as a percent of revenues increased to 74.7% in fiscal 1996 compared with 71.8% in fiscal 1995. This increase as a percent of revenues from fiscal 1995 is principally attributable to the negative effect on revenues of lower worldwide recycling commodity prices in fiscal 1996 compared with the prior year. The fiscal 1995 increase in cost of operations was due principally to the Attwoods and Otto acquisitions.

            Included in cost of operations is depreciation and amortization expense of approximately $474 million, $491 million and $453 million for fiscal years 1997, 1996 and 1995, respectively.

       Selling, General and Administrative Expense

            SG&A was $812 million for fiscal 1997, a decrease of 7.1% from last year. SG&A as a percent of revenues decreased from 15.1% of revenues for fiscal 1996 to 14.0% of revenues in fiscal 1997. The $61.8 million decrease in SG&A was driven largely by the impact of divestitures of certain business operations as well as the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency. This decrease was offset partially by higher costs associated with businesses acquired (principally in fiscal 1996) and approximately $21 million in severance and reorganization expenses included in SG&A associated with both the reorganization of North American operations announced in June 1996 and the current year reduction of employees worldwide.

            SG&A expenses increased $31 million (4%) in fiscal 1996 and $196 million (30%) in fiscal 1995, in both cases compared with the immediately prior year. SG&A expense as a percent of revenues increased to 15.1% in fiscal 1996 compared with 14.6% in fiscal 1995. The increase in SG&A expense in fiscal 1996 as a percent of revenue compared with the prior year resulted principally from the negative effect on revenues of lower worldwide recycling commodity prices between the years. The $31 million increase in SG&A expense in fiscal 1996 compared with the prior year was primarily related to higher costs (including goodwill amortization expense) associated with the Company's acquisition activities, a substantial portion of which was related to the acquisition of Attwoods in December 1994. Fiscal 1996 SG&A expense also included approximately $4.2 million of expenses associated with the reorganization announced in June 1996. SG&A expense for fiscal 1996 was offset partially by reduced incentive compensation related to the lower earnings level achieved in 1996. Increased SG&A expenses in fiscal 1995 over the prior year were principally due to acquisition activities, including the Attwoods and Otto acquisitions.

            Included in SG&A expense for fiscal years 1997, 1996 and 1995 was depreciation and amortization expense of $96 million, $112 million and $99 million, respectively.

       Special Charges, net

            Special charges of $82 million ($49 million or $0.24 per share after income taxes) were included in fiscal 1997 results of operations. Non-cash expenses of $53 million were due to cumulative foreign currency translation losses associated with the sale of Italian operations and $96 million were for anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets located primarily in the United Kingdom, the Netherlands and the United States. These losses were offset partially by net gains of $67 million arising largely from 56 divestitures completed in fiscal 1997, principally in North America.

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

       Interest Expense and Income

            Interest expense and income for the last three fiscal years were as follows (in thousands):

                                           1997      1996      1995
                                         --------  --------  --------

             Gross interest expense      $174,939  $195,605  $170,958
             Interest capitalized          (9,714)  (16,306)  (11,429)
                                         --------  --------  --------
             Interest expense            $165,225  $179,299  $159,529
                                         ========  ========  ========
             Interest income             $  7,142  $  8,842  $  7,422
                                         ========  ========  ========

            Fiscal 1997 interest expense declined by $14.1 million to $165.2 million from $179.3 million for fiscal 1996. The decrease was driven principally by the $999.8 million reduction in debt during fiscal 1997, largely as a result of cash proceeds from the 56 businesses divested in fiscal 1997, increased cash flow from improved operating performance and the limitation on capital spending in fiscal 1997 ($527 million) compared with fiscal 1996 ($1.2 billion). In fiscal 1997, the Company significantly exceeded its current year milestone for long-term debt which was to maintain interest-bearing debt at or below the September 30, 1996 level.

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

       Many of these construction projects were completed by fiscal 1996 yearend.

       Equity in Earnings of Unconsolidated Affiliates

            Equity in earnings of unconsolidated affiliates declined slightly from fiscal 1996 to fiscal 1997 due to the reduction in equity earnings from Pfitzenmeier & Rau ("P&R") due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services during the second quarter of fiscal 1996, offset to a large extent by improved earnings from the Company's Hong Kong equity affiliates.

            Equity in earnings of unconsolidated affiliates increased slightly from fiscal 1995 to 1996. This year-over-year improvement was due principally to earnings improvement of American Ref-Fuel and certain other domestic and international affiliates, partially offset by reduced earnings from P&R. The Company acquired a 50% ownership interest in Otto Waste Services in February 1994 and consolidates Otto's financial results, which include equity in earnings of Otto's unconsolidated affiliates.

       Income Taxes

            The Company's effective income tax rate for fiscal years 1997 and 1995 was 40.0%. The Company's effective income tax rate for fiscal 1996 was 40.0% prior to considering the special charges of $447 million taken in the fourth quarter. Actual income tax expense for fiscal 1996 exceeded pre-tax reported income (income before income taxes, minority interest and extraordinary item) significantly in recognition that certain amounts included in the special charges either were not deductible for income tax purposes or that deductible amounts could expire prior to utilization by the Company.

       Minority Interest in Income of Consolidated Subsidiaries

            The minority interest in income of consolidated subsidiaries is principally associated with the net income of Otto Waste Services. The $1.7 million increase in fiscal 1997 over fiscal 1996 was not significant. The fiscal 1996 decline of $18.4 million from fiscal 1995 was principally due to the negative impact of lower recycling commodity prices received in Germany in fiscal 1996 as compared with the prior year.

       Extraordinary Items

            During the second quarter of fiscal 1997, the Company's unconsolidated affiliate, American Ref-Fuel Company of Hempstead, incurred a pre-tax charge to expense of $9.6 million associated with the redemption of approximately $250 million principal amount of Series 1985 Bonds, which were refinanced. As a result, the Company has reflected an extraordinary charge, after tax, of $3.1 million (or approximately $0.02 per share) in its fiscal 1997 results of operations related to its 50% ownership interest in this affiliate.

            During the third quarter of fiscal 1997, the Company redeemed $160 million of private placement notes previously scheduled to mature in fiscal 1998 and $11.8 million of tax-exempt debt associated with a landfill that was sold in the third quarter by the Company. On September 3, 1997, the Company announced a tender offer for its $300 million 7 7/8% Senior Notes due March 15, 2005. Prior to expiration of the tender offer on September 17, 1997, approximately $230.5 million of these notes were tendered pursuant to the tender offer. During the fourth quarter of fiscal 1997, the Company also acquired $122.6 million of its outstanding publicly traded debt through open market purchases. The Company purchased $43.3 million of its 6.10% Senior Notes, $38.8 million of its 6.375% Senior Notes, $40.0 million of its 7.40% Debentures and $0.5 million of its 9 1/4% Debentures. These redemptions of debt, aggregating $524.9 million, resulted in extraordinary charges to the Company's fiscal 1997 net income of $15.4 million, after income taxes, or approximately $0.08 per share.

            On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million of 6 1/4% Convertible Subordinated Debentures due 2012 were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in an extraordinary charge to the Company's fiscal 1996 net income of $12.2 million, after income taxes, or approximately $0.06 per share.

       Subsequent Event

            In November 1997, the Company announced the signing of an agreement to merge its operations outside North America with SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. Under the terms of the agreement, the Company will receive cash totaling U.S. $1 billion and ordinary shares of SITA stock that will result in approximately a 20 percent ownership in the company. Upon completion of the transaction, Suez Lyonnaise des Eaux will own more than 50 percent of SITA. The transaction has been approved by the boards of the Company and SITA, and is subject to satisfactory completion of due diligence, approval by regulatory authorities and authorization by SITA's shareholders of the issuance of additional ordinary shares. Closing of the transaction is anticipated by the end of the first quarter of calendar year 1998. SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste. As a result of this transaction, SITA will be an industry leader in France, the United Kingdom, the Netherlands, Germany, Spain and Brazil.

            This transaction and the resulting global partnership with SITA and its parent company represent a continuation of the Company's focus on its core North American business, while continuing to participate in the growth of the global environmental services industry. The Company intends to use the proceeds from the transaction to continue its Board-approved financial strategy to pay down debt and buy back equity. Additionally, the Company will accelerate a prudent, results-driven, external growth strategy as a result of this transaction and the recent streamlining of North American operations.

            Financial information related to the Company's international operations for fiscal 1997 and 1996 is as follows (amounts in thousands):

                                                    Fiscal Year
                                              -----------------------
                                                 1997         1996
                                              ----------   ----------

           Revenues                           $1,458,316   $1,536,642
           Cost of operations                  1,135,061    1,195,441
                                              ----------   ----------
           Gross profit                          323,255      341,201
           SG&A                                  208,623      239,151
           Special charges, net                  145,144      244,973
                                              ----------   ----------
           Loss from operations               $  (30,512)  $ (142,923)
                                              ==========   ==========

           Income from operations before
             special charges                  $  114,632   $  102,050
                                              ==========   ==========
           Equity in earnings of
             unconsolidated affiliates        $   19,367   $   21,522
                                              ==========   ==========

       Profitability Ratios and Other Financial Information

            The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                              Year Ended September 30,
                                             ------------------------
                                              1997     1996     1995
                                             ------   ------   ------

         Profitability margins:
           Gross profit                       25.8%    25.3%    28.2%
           Income from operations
             before special charges           11.8%    10.2%    13.7%
           Income from operations             10.4%     2.5%    13.7%
           Income before income taxes,
             minority interest and
             extraordinary items               8.6%     0.5%    12.0%
           Net income before special charges
             and extraordinary items (1)       5.8%     4.7%     6.7%
           Net income (loss) (1)               4.6%    (1.8)%    6.7%

         Other financial information:
           Pre-tax, pre-interest return on
             average total assets, excluding
             special charges                  10.2%     8.4%    12.2%

           Return on Gross Assets             11.9%    11.4%    13.9%

           Ratio of earnings to fixed
             charges                           2.98(2)  1.02(3)  4.04

       ------------

            (1) Amounts do not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. See Note (14) of Notes to Consolidated Financial Statements.

            (2) Excluding the effects of the fiscal 1997 special charges of $82 million, the ratio of earnings to fixed charges for fiscal 1997 was 3.31.

            (3) Excluding the effects of the fiscal 1996 special charges of $447 million, the ratio of earnings to fixed charges for fiscal 1996 was 2.77.

            Special charges of $82 million and $447 million taken in fiscal years 1997 and 1996, respectively, had a significant negative impact on the profitability margins of the Company other than the gross profit margin. Improvement was noted in each of the above profitability margins in fiscal 1997 when compared with fiscal 1996. These margins were affected favorably by the Company's operating and SG&A cost reduction efforts, the divestiture of certain underperforming business operations and assets, and improved customer pricing. The current year profitability margins were affected negatively by employees severance and reorganization expenses of approximately $24 million, although this effect was offset largely by an increase in income from operations of $27.2 million, a significant portion of which is related to reduced depreciation and amortization expense resulting from the special charges taken in fiscal years 1996 and 1997. Improved operating profit margins were achieved in each of the Company's core business types in North America as well as its international operations during fiscal 1997.

            Exclusive of the impact of special charges, fiscal 1996 results reflected declines in all of the profitability margins presented above as compared with fiscal 1995. These profitability margins were affected negatively by the significant worldwide decline in the average value of recycling commodities in fiscal 1996. Lower average recycling commodity prices in the prior year principally affected earnings and profitability margins in the Company's North American and German operations. These profitability margins were also negatively affected in fiscal 1996 by the relatively low profit margins in the Company's Italian operations and, to a lesser extent, its Spanish and Australian operations.

            Total assets declined from $7.6 billion at September 30, 1996 to $6.7 billion at September 30, 1997. This decline resulted principally from the divestitures of 56 business operations and asset divestitures in fiscal 1997, decreases due to foreign currency translation and decreases for depreciation and amortization expense, offset partially by fiscal 1997 capital expenditures. Total assets increased to $7.6 billion in fiscal 1996, only a slight increase over the $7.5 billion of total assets at the end of fiscal 1995, reflective of the reduction in assets resulting from the special charges. Pre-tax, pre-interest return on average total assets increased in fiscal 1997 over fiscal 1996 due both to the improved earnings and the reduction in assets over the course of the year. Pre-tax, pre-interest return on average total assets, excluding special charges, decreased in fiscal 1996 from the prior year as a result of lower earnings, principally due to the significant worldwide decline in the average value of recycling commodities in fiscal 1996.

            As stated previously, management's focus shifted in fiscal 1997 from external growth to an emphasis on internal growth with success measured by cash flow and return on gross assets. Return on gross assets ("ROGA"), although not a measure of financial performance under generally accepted accounting principles, is a measurement utilized by the Company which represents the quotient of operating cash flow divided by average gross assets, where operating cash flow and gross assets are defined as follows:

           Operating cash flow - the sum of (i) net income before extra-ordinary item, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal 1997 and 1996).

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

       The gross assets in the ROGA computation for a fiscal year are the average of the applicable five quarter-end amounts in the period. ROGA for fiscal years 1997, 1996 and 1995 was 11.9%, 11.4% and 13.9%, respectively.

            The Company's goals and actions for fiscal 1998 will continue to align the Company's performance with its stockholders' interests. In addition, incentive compensation plans will continue to link employees to common goals and reward them only as stockholders and customers benefit from improved performance by the Company. The fiscal 1998 milestones for the Company and its North American operations are as follows:

                                     Total Company
                               -------------------------
                                                           Fiscal 1998
                               Fiscal 1998   Fiscal 1997   North American
                               Milestones      Actual       Milestones
                               -----------   -----------   --------------

       SG&A as a percent of
         revenues                13.5%         14.0%           13.5%
       Operating profit
         margin                  13.8%         11.8%           15.0%
       Revenue growth -
         Internal                 3.5%          2.2%            4.0%
         Acquisitions             1.0%          2.4%            1.0%
                                 -----         -----           -----
             Total                4.5%          4.6% (1)        5.0%

       ROGA                      13.3%         11.9%           14.7%

       ----------

            (1) Fiscal 1997 represents revenue growth from price, volume and acquisitions and exclude the effects of divestitures and foreign currency exchange.

       Additionally, the Company's fiscal 1997 milestones compared with its fiscal 1997 and 1996 actual performance was as follows (dollar amounts in millions):

                                             Fiscal 1997
                                        ---------------------
                                                                 Fiscal
                                                                  1996
                                        Milestone     Actual     Actual
                                        ---------   ---------    -------

       SG&A as a percent of revenues      14.6%       14.0%       15.1%
       Operating profit margin            12.0%       11.8%       10.2%
       ROGA                               11.9%       11.9%       10.4%
       Capital expenditures                $790        $527      $1,226
       Cash flow positive (reduce      less than
         interest-bearing debt)          $2,827      $1,827      $2,827

           EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges) was $1.25 billion for fiscal 1997 compared with $1.19 billion for the prior fiscal year. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

            The effect of general inflation, as measured by the average consumer price index, has not historically had a material impact on the Company's overall financial position or results of operations.

       ENVIRONMENTAL MATTERS

            As of September 30, 1997 and 1996, the Company's balance sheet included accrued environmental costs of $613 million and $666 million, respectively, associated with its obligations for closure and post-closure of its operating and closed landfills and for remediation and corrective actions at Superfund sites and other facilities which are discussed in the following paragraphs. See Notes (2) and (8) of Notes to Consolidated Financial Statements for a discussion of the Company's environmental and landfill accounting policies and other financial information related to environmental and landfill accruals.

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

            Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 102 waste disposal sites listed on the U.S. Environmental Protection Agency's National Priority List, which may be subject to remedial action under Superfund. The Company's association with these sites is typically attributable to the transportation of waste to the listed sites by its subsidiaries (or their predecessors). In many cases, these waste disposal activities were performed by companies prior to their acquisition by the Company. Certain of the Company's subsidiaries have negotiated settlements with other members of the PRP groups and the EPA with respect to 76 of these 102 Superfund sites. Partial settlements have been negotiated with regard to 13 of the remaining sites. These settlements had no material effect on the Company's liquidity, results of operations or financial position. Further, various subsidiaries have received information requests relating to 62 additional sites on the EPA's National Priority List. For 45 of these sites, the Company has determined it is not a PRP; the Company's PRP status at the remaining 17 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company may be required to bear significantly more than its proportional share, or possibly all, of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a company has been identified as a PRP due to the many complex issues that must be addressed in determining the magnitude of contamination present, the cause of the contamination and the recommended remedial action to be taken. In many cases, the expenditures related to actual remediation may also occur over a number of years.

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

       LIQUIDITY AND CAPITAL RESOURCES

            The Company's working capital and related ratios at the end of the last three years were as follows:

                                              As of September 30,
                                        -------------------------------
                                          1997        1996       1995
                                        ---------   --------   --------

       Working capital (in thousands)   $(189,861)  $(10,695)  $ 7,967
       Working capital ratios                .9:1      1.0:1     1.0:1

            The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

            As discussed in Note (14) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totaling over $400 million are received by the Company no later than June 30, 1998.

            During December 1996, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement which was originally established to fund the Company's acquisition of Attwoods plc in December 1994. Under the terms of the amended agreement, the facility has a 364-day term with a one-year, term-out option available to the Company at any time prior to its maturity date of December 1997. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement. At September 30, 1997 and 1996, the Company had no outstanding borrowings under this agreement.

            During the third quarter of fiscal 1997, the Company redeemed $160 million of private placement notes previously scheduled to mature in fiscal 1998 and $11.8 million of tax-exempt debt associated with a landfill that was sold in the third quarter by the Company. These redemptions resulted in extraordinary charges to the Company's net income of $1.7 million, after income taxes, or approximately $0.01 per share in the third quarter.

            On September 3, 1997, the Company announced a tender offer for its $300 million 7 7/8% Senior Notes due March 15, 2005. Prior to expiration of the tender offer on September 17, 1997, approximately $230.5 million of these notes were tendered pursuant to the tender offer. During the fourth quarter of fiscal 1997, the Company also acquired $122.6 million of its outstanding publicly traded debt through open market purchases. The Company purchased $43.3 million of its 6.10% Senior Notes, $38.8 million of its 6.375% Senior Notes, $40.0 million of its 7.40% Debentures and $0.5 million of its 9 1/4% Debentures. As a result of these redemptions, the Company recorded extraordinary charges to the Company's net income of $13.7 million, after income taxes, or approximately $0.07 per share in the fourth quarter of fiscal 1997.

            The available credit capacity under the Company's $1 billion revolving credit agreement, which matures in May 2000, is used principally to support the Company's commercial paper program, under which up to $1.5 billion in commercial paper may be issued. Borrowings under the commercial paper program may not exceed the available credit under the Company's two existing bank credit agreements. There were approximately $20.0 million of commercial paper borrowings outstanding as of September 30, 1997.

            As of September 30, 1997, the Company's unused committed borrowing capacity under its Multicurrency Revolving Credit Agreement and its $1 billion bank credit agreement was in excess of $1.7 billion. Such capacity may be used to refinance amounts outstanding under short-term facilities, for financing the Company's $1.0 billion stock buyback program, for financing requirements in connection with foreign exchange contracts or for other capital requirements. Of the $1.8 billion of the Company's long-term indebtedness outstanding at September 30, 1997, 84% was at fixed interest rates for a period of at least 12 months. Management's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations, although variable rate debt has been and will likely continue to be used to meet short-term and certain longer term financing needs. The Company's weighted average cost of indebtedness of approximately 7.2% for fiscal 1997 is consistent with fiscal 1996.

            Long-term indebtedness (including $466.8 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization decreased from 53% at September 30, 1996 to 41% at September 30, 1997, principally as a result of the debt redemptions discussed above. The ratio would have been 32% at September 30, 1997, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

            As a result of cash flows from operations, proceeds from divestitures and reduced capital spending, the Company generated surplus cash during fiscal 1997. In September 1997, the Company announced its commencement of a common stock repurchase program, and initiated a Dutch auction tender offer for the purchase of up to 15 million shares of common stock. In accordance with the terms of the offer, which expired October 1, 1997, the Company accepted for purchase 15 million shares at a price of $39.00 per share in October 1997. This purchase of approximately $585 million of common stock in the Dutch auction was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases of common stock or automatic common exchange security units, is expected to be completed by September 30, 1998. In addition, the Company increased its quarterly dividend rate from $.17 per share to $.19 per share in September 1997.

            As of September 30, 1997, there have been no significant changes in balance sheet caption amounts compared with September 30, 1996, and there have been no material changes in the Company's financial condition from that reported at September 30, 1996, except with respect to the declines in balance sheet amounts associated with the impact of foreign currency exchange resulting from the strengthening of the U.S. dollar against the German, Dutch and Spanish currencies, and except as disclosed herein.

            The capital appropriations budget for fiscal year 1998 has been established at $550 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. Market development activities principally include new or expanded solid waste transfer and disposal facilities, recycling processing centers, acquisitions of solid waste businesses and other investments in both North American and international operations.

            As previously discussed, in November 1997, the Company announced the signing of an agreement to merge its operations outside North America with SITA, a subsidiary of Suez Lyonnaise des Eaux. Under the terms of the agreement, the Company will receive cash totaling U.S. $1 billion and shares of SITA stock that will result in approximately a 20 percent ownership in SITA. The transaction is subject to satisfactory completion of due diligence, approval by regulatory authorities and authorization by SITA's shareholders of the issuance of additional ordinary shares. Closing of the transaction is anticipated by the end of the first quarter of calendar year 1998. The Company intends to use the proceeds from the transaction to continue its Board-approved financial strategy to pay down debt and buy back equity. Additionally, the Company will accelerate a prudent, results-driven, external growth strategy as a result of this transaction and the recent streamlining of North American operations.

            The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

       Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

            The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at September 30, 1997 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 1997. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. dollar equivalents, the Company's reporting currency. The outstanding long-term debt amounts are presented in U.S. dollars and parenthetically in German deutsche mark, where applicable. Additionally, the U.S. dollar equivalent carrying value of German deutsche mark denominated debt is sensitive to foreign currency exchange rates.

                                          Expected Maturity Date
                 -------------------------------------------------------------------------
                                                                                   There-                      Fair
                   1998         1999         2000         2001         2002        after         Total         Value
                 --------     --------     --------     --------     --------     --------      --------      --------
                                           (Amounts in millions except for percentages)
Fixed Rate       $    115     $    116     $     11     $      5     $      8     $  1,017      $  1,272      $  1,330
  Average
    interest
    rate              9.4%         9.3%        10.4%        10.4%        10.4%         7.1%          7.6%

Fixed Rate
  (DM 366)       $      8     $     36     $    116     $     21     $     17     $     64      $    262      $    262
  Average
    interest
    rate              6.8%         6.8%         7.1%         6.8%         6.8%         6.8%          7.0%

Variable Rate    $     20           --           --           --           --     $     60      $     80      $     80
  Average
    interest
    rate              5.8%          --           --           --           --          5.6%          5.7%

Variable Rate
  (DM 360)             --           --     $    205           --           --           --      $    205      $    205
  Average
    interest
    rate               --           --          5.5%          --           --           --           5.5%

       Item 8. - Financial Statements and Supplemental Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

       To Browning-Ferris Industries, Inc.:

       We have audited the accompanying consolidated balance sheet of Browning-Ferris Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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

       Houston, Texas
       December 4, 1997

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  For The Three Years Ended September 30, 1997

                   (In Thousands Except for Per Share Amounts)

-----------------------------------------------------------------------------------
                                                  Year Ended September 30,
                                       --------------------------------------------
                                          1997             1996             1995
-----------------------------------------------------------------------------------
Revenues                              $ 5,782,972      $ 5,779,277      $ 5,779,351
Cost of operations                      4,289,614        4,315,615        4,147,303
                                      -----------      -----------      -----------

Gross profit                            1,493,358        1,463,662        1,632,048
Selling, general and
  administrative expense                  812,242          874,069          842,861
Special charges, net                       81,879          446,800               --
                                      -----------      -----------      -----------

Income from operations                    599,237          142,793          789,187
Interest expense                          165,225          179,299          159,529
Interest income                            (7,142)          (8,842)          (7,422)
Equity in earnings of
  unconsolidated affiliates               (53,988)         (55,370)         (53,996)
                                      -----------      -----------      -----------

Income before income taxes,
  minority interest and
  extraordinary items                     495,142           27,706          691,076
Income taxes                              198,057          105,188          276,430
Minority interest in income
  of consolidated subsidiaries             13,390           11,690           30,085
                                      -----------      -----------      -----------
Income (loss) before
  extraordinary items                     283,695          (89,172)         384,561

Extraordinary items -
  Loss on redemption of
    debt by unconsolidated
    affiliate, net of
    income tax benefit of
    $1,677                                  3,124               --               --
  Loss on redemption of debt,
    net of income tax benefits of
    $8,269 and $4,467                      15,357           12,159               --
                                      -----------      -----------      -----------
Net income (loss)                     $   265,214      $  (101,331)     $   384,561
                                      ===========      ===========      ===========
Number of common and common
  equivalent shares used in
  computing earnings per share            203,745          200,668          199,077
                                      ===========      ===========      ===========

(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  For The Three Years Ended September 30, 1997

                   (In Thousands Except for Per Share Amounts)

----------------------------------------------------------------------------------------------
                                                                Year Ended September 30,
                                                         -------------------------------------
                                                            1997          1996          1995
----------------------------------------------------------------------------------------------

Income (loss) per common and common equivalent share:
  Income (loss) before
    extraordinary items                                   $   1.39      $   (.44)     $   1.93
  Extraordinary items                                         (.09)         (.06)           --
                                                          --------      --------      --------
  Net income (loss)                                       $   1.30      $   (.50)     $   1.93
                                                          ========      ========      ========
Cash dividends per common share                           $    .70      $    .68      $    .68
                                                          ========      ========      ========






























The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                 (In Thousands)

-------------------------------------------------------------------------
                                                        September 30,
                                                  -----------------------
                                                    1997           1996
-------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                          $   78,746     $  110,224
  Short-term investments                             3,811         26,394
  Receivables -
    Trade, net of allowances of $38,376
      and $40,622 for doubtful accounts            820,678        929,316
    Other                                           71,547         42,543
  Inventories                                       40,414         51,536
  Deferred income taxes                            117,404        119,914
  Prepayments and other                            112,063        107,868
                                                ----------     ----------
    Total current assets                         1,244,663      1,387,795
                                                ----------     ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,512,196 and $2,737,788                   3,567,155      3,920,721
                                                ----------     ----------

OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $168,401 and $138,636                        1,418,827      1,671,461
  Other intangible assets, net of
    accumulated amortization of $92,794
    and $110,835                                    81,208        110,925
  Deferred income taxes                             50,057        122,617
  Investments in unconsolidated affiliates         235,559        287,051
  Other                                             80,823        100,336
                                                ----------     ----------

    Total other assets                           1,866,474      2,292,390
                                                ----------     ----------

    Total assets                                $6,678,292     $7,600,906
                                                ==========     ==========


The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                     (In Thousands Except for Share Amounts)

--------------------------------------------------------------------------
                                                       September 30,
                                                 -------------------------
                                                   1997             1996
--------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable and current portion
   of long-term debt                          $   151,736      $    59,806
  Accounts payable                                496,733          507,731
  Accrued liabilities -
    Salaries and wages                            115,477          129,203
    Taxes, other than income                       58,112           40,876
    Other                                         414,601          430,187
  Income taxes                                     19,204           35,586
  Deferred revenues                               178,661          195,101
                                              -----------      -----------
    Total current liabilities                   1,434,524        1,398,490
                                              -----------      -----------
DEFERRED ITEMS:
  Accrued environmental and landfill
    costs                                         505,278          541,838
  Deferred income taxes                           149,803          128,434
  Other                                           252,762          254,981
                                              -----------      -----------
    Total deferred items                          907,843          925,253
                                              -----------      -----------
LONG-TERM DEBT, net of current portion          1,675,162        2,766,885
                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,387,697 and
    213,390,458 shares issued                      35,572           35,572
  Additional paid-in capital                    1,839,378        1,730,612
  Retained earnings                             1,080,810        1,031,331
  Treasury stock, 1,239,246 and 1,027,278
    shares, at cost                               (18,951)         (11,926)
  Stock and Employee Benefit Trust,
    7,252,452 and 11,012,423 shares              (276,046)        (275,311)
                                              -----------      -----------
    Total common stockholders' equity           2,660,763        2,510,278
                                              -----------      -----------
    Total liabilities and common
      stockholders' equity                    $ 6,678,292      $ 7,600,906
                                              ===========      ===========


The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1997
                                 (In Thousands)

--------------------------------------------------------------------------------------------------
                                                                 Year Ended September 30,
                                                        ------------------------------------------
                                                          1997             1996             1995
--------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $   265,214      $  (101,331)     $   384,561
                                                     -----------      -----------      -----------
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
     Depreciation and amortization -
      Property and equipment                             501,656          521,185          476,384
      Goodwill                                            43,215           47,374           43,519
      Other intangible assets                             24,799           33,966           31,967
     Special charges, net                                 81,879          446,800               --
     Deferred income tax expense                          81,146            3,034           23,450
     Amortization of deferred investment
      tax credit                                            (706)            (706)            (706)
     Provision for losses on accounts
      receivable                                          30,116           29,527           26,620
     Gains on sales of fixed assets                       (6,995)          (4,512)          (4,724)
     Equity in earnings of unconsolidated
      affiliates, net of dividends received
      and extraordinary item                               7,373          (13,455)         (28,535)
     Minority interest in income of consolidated
      subsidiaries, net of dividends paid                  6,059           10,895           26,344
     Increase (decrease) in cash from changes
      in assets and liabilities excluding
      effects of acquisitions and divestitures:
        Trade receivables                                (41,089)         (28,683)         (70,069)
        Inventories                                        4,103            1,563           (5,466)
        Other assets                                      42,430           29,991           52,625
        Other liabilities                                (40,100)        (118,805)          74,519
                                                     -----------      -----------      -----------
      Total adjustments                                  733,886          958,174          645,928
                                                     -----------      -----------      -----------
   Net cash provided by operating activities             999,100          856,843        1,030,489
                                                     -----------      -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (494,725)        (935,382)        (929,596)
   Payments for businesses acquired                      (21,305)        (188,451)        (769,369)
   Proceeds from businesses divested                     372,202               --               --
   Investments in unconsolidated affiliates              (39,700)         (82,535)         (29,530)
   Proceeds from disposition of assets                    41,667           57,742          159,217
   Purchases of short-term investments                        --               --          (42,179)
   Sales of short-term investments                        21,539          302,065          201,924
   Return of investment in unconsolidated
    affiliates                                            69,286           56,861           38,637
                                                     -----------      -----------      -----------
   Net cash used in investing activities                 (51,036)        (789,700)      (1,370,896)
                                                     -----------      -----------      -----------

(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1997
                                 (In Thousands)

-------------------------------------------------------------------------------------------
                                                          Year Ended September 30,
                                                 ------------------------------------------
                                                   1997             1996             1995
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of stock                 68,761           13,316           15,363
  Proceeds from issuances of
    indebtedness                                  191,255          980,834        1,062,652
  Repayments of indebtedness                   (1,098,030)        (904,459)        (591,884)
  Dividends paid                                 (137,572)        (137,944)        (134,139)
                                              -----------      -----------      -----------
  Net cash provided by (used in)
   financing activities                          (975,586)         (48,253)         351,992
                                              -----------      -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES                    (3,956)          (1,474)           2,092
                                              -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                   (31,478)          17,416           13,677
CASH AT BEGINNING OF YEAR                         110,224           92,808           79,131
                                              -----------      -----------      -----------
CASH AT END OF YEAR                           $    78,746      $   110,224      $    92,808
                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts        $   170,398      $   174,590      $   153,576
  Income taxes                                $   168,393      $   163,251      $   205,544





















The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1997
                                 (In Thousands)

---------------------------------------------------------------------------------
                                                  Year Ended September 30,
                                           --------------------------------------
                                             1997           1996           1995
---------------------------------------------------------------------------------
Shares of common stock:
  Beginning of year                         213,390        213,441        197,085
  Stock option exercises                      2,918            563            423
  Common stock issuances related to -
    Dividend Reinvestment Plan                   67            101             38
    BFI Employee Stock Ownership and
      Savings Plan                              699            754            318
    Acquisitions                                 64            988            555
    Stock and Employee Benefit Trust             --             --         15,000
  Retirements of common stock                (3,760)        (2,584)            --
  Other                                          10            127             22
                                          ---------      ---------      ---------
  End of year                               213,388        213,390        213,441
                                          =========      =========      =========


Common stock:
  Beginning of year                       $  35,572      $  35,581      $  32,854
  Stock option exercises                        486             94             71
  Common stock issuances related to -
    Dividend Reinvestment Plan                   11             17              6
    BFI Employee Stock Ownership and
      Savings Plan                              117            126             53
    Acquisitions                                 11            165             93
    Stock and Employee Benefit Trust             --             --          2,501
  Retirements of common stock                  (627)          (431)            --
  Other                                           2             20              3
                                          ---------      ---------      ---------
  End of year                                35,572         35,572         35,581
                                          ---------      ---------      ---------












(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1997
                                 (In Thousands)

------------------------------------------------------------------------------------
                                                    Year Ended September 30,
                                            ----------------------------------------
                                              1997            1996            1995
------------------------------------------------------------------------------------
Additional paid-in capital:
  Beginning of year                        1,730,612       1,801,407       1,351,919
  Stock option exercises and related
    income tax benefit                        81,140          13,868            (933)
  Common stock issuances related to -
    Dividend Reinvestment Plan                 1,954           2,908           1,137
    BFI Employee Stock Ownership and
      Savings Plan                            20,811          21,404           9,459
    Acquisitions                               1,718          29,133           8,245
    Stock and Employee Benefit Trust              --              --         456,874
  Adjustment of Stock and Employee
    Benefit Trust to market                  124,585         (62,388)          2,534
  Issuance costs and present value
    of contract fees payable to
    holders of Automatic Common
    Exchange Securities                           --              --         (27,027)
  Retirements of common stock               (123,223)        (74,858)             --
  Other                                        1,781            (862)           (801)
                                          ----------      ----------      ----------
  End of year                              1,839,378       1,730,612       1,801,407
                                          ----------      ----------      ----------

Retained earnings:
  Beginning of year                        1,031,331       1,328,244       1,009,132
  Net income (loss)                          265,214        (101,331)        384,561
  Cash dividends                            (142,266)       (133,623)       (137,014)
  Foreign currency translation
    adjustment                               (73,469)        (61,959)         71,565
                                          ----------      ----------      ----------
  End of year                              1,080,810       1,031,331       1,328,244
                                          ----------      ----------      ----------











(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1997
                                 (In Thousands)

---------------------------------------------------------------------------------------
                                                      Year Ended September 30,
                                           --------------------------------------------
                                              1997             1996             1995
---------------------------------------------------------------------------------------
Treasury stock:
  Beginning of year                           (11,926)         (10,494)          (2,225)
  Stock option exercises                       (5,313)          (1,649)          27,013
  Common stock issuances related to -
    Dividend Reinvestment Plan                     --               --            1,106
    BFI Employee Stock Ownership and
      Savings Plan                                 --               --            9,228
    Acquisitions                               (1,468)             303            3,223
  Reimbursement from Stock and
    Employee Benefit Trust                         --               --          (48,921)
  Other                                          (244)             (86)              82
                                          -----------      -----------      -----------
  End of year                                 (18,951)         (11,926)         (10,494)
                                          -----------      -----------      -----------


Stock and Employee Benefit Trust:
  Beginning of year                          (275,311)        (412,988)              --
  Establishment of trust                           --               --         (459,375)
  Reimbursement of treasury stock                  --               --           48,921
  Reimbursements of common stock              123,850           75,289               --
  Adjustment to market                       (124,585)          62,388           (2,534)
                                          -----------      -----------      -----------
  End of year                                (276,046)        (275,311)        (412,988)
                                          -----------      -----------      -----------
Total common stockholders' equity         $ 2,660,763      $ 2,510,278      $ 2,741,750
                                          ===========      ===========      ===========

















The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (1)  Nature of business and basis of presentation -

           Browning-Ferris Industries, Inc. and its subsidiaries (the "Company") provide waste services in the United States and in 12 foreign countries. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid waste and industrial wastes. The Company is also involved in waste-to-energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations.

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

       (2) Summary of significant accounting policies -

       Short-term investments.

          Short-term investments are carried at cost, which approximates the aggregate market value. At September 30, 1997 and 1996, short-term investments of approximately $3.8 million and $26.4 million, respectively, were invested in time deposits.

       Inventories.

          Inventories consisting principally of equipment parts, materials and supplies are generally valued under a method which approximates the lower of cost (first-in, first-out) or market.

       Property and equipment.

           Property and equipment are recorded at cost. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction and the direct costs of Company personnel

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES dedicated for these purposes. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized during fiscal years 1997, 1996 and 1995 was $9,714,000, $16,306,000 and $11,429,000,
       respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

            Landfill permitting and acquisition costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed. For many of the Company's landfills, preparation costs, which include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems, are also typically amortized as total permitted airspace of the landfill is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. For other landfills, the landfill preparation costs are generally less significant and are amortized as the airspace for the particular benefited phase is consumed. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel, and consider the information provided by aerial surveys which are generally performed annually. Depreciation of property and equipment, other than landfills, is provided on the straight-line method based upon the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 40 years and vehicles and equipment, 3 to 12 years.

            Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During fiscal 1997, 1996 and 1995, maintenance and repairs charged to expense were $338,553,000, $336,374,000 and $325,658,000, respectively. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

       Intangible assets.

           The cost over fair value of net tangible assets of acquired businesses ("goodwill") is amortized on the straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are customer lists and covenants not to compete, are amortized on the straight-line method over their estimated lives, typically no more than seven years. The Company periodically evaluates whether events and

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES circumstances have occurred that indicate the remaining estimated useful lives of intangible assets should be revised or the remaining balances of intangible assets are not recoverable. When factors indicate that an evaluation should be performed for possible impairment, the Company uses an estimate of the future income from operations of the related business as a measure of future recoverability of these assets.

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

           Unamortized investment tax credits have been included in deferred income taxes for financial reporting purposes. The Company amortizes investment tax credits under the deferral method over the estimated useful lives of the related assets as they are placed in service. No investment tax credits have been generated since fiscal year 1992.

       Deferred revenues.

           Amounts billed to customers prior to providing the related services are deferred and later reported as revenues in the period in which the services are rendered.

       Deferred items.

             Accrued environmental and landfill costs -

            Accrued environmental and landfill costs includes the non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills, corrective actions and remediation at certain of these landfill facilities and corrective actions at Superfund sites. The Company, based on input from its engineers and accounting personnel, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills in the United States based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspections, ground-water monitoring, leachate management,

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Future cost requirements for closure and post-closure monitoring and maintenance of foreign operating landfills are determined based on the country or local landfill regulations governing the facility. The Company typically provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers and accounting personnel are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

           Other deferred items -

           Deferred items as of September 30, 1997 and 1996 were as follows (in thousands):


                                                   1997         1996
                                                --------     --------
                Self-insurance accruals         $121,722     $ 90,515
                Minority interest in
                  consolidated subsidiaries       57,035       59,376
                Accrued pension costs             31,792       39,734
                Other                             42,213       65,356
                                                --------     --------
                                                $252,762     $254,981
                                                ========     ========

            In addition to the above deferred items, included in other accrued liabilities at September 30, 1997 and 1996 was the current portion of self-insurance accruals of $89,567,000 and $87,274,000, respectively, and accrued pension costs of $16,849,000 and $14,625,000, respectively.

            The Company is self insured for workers' compensation, auto liability and general and comprehensive liability claims. Under its insurance policies, the Company generally has self-insured retention limits ranging from $500,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. The Company provides for its self-insurance accruals based upon estimates provided by a third-party actuary. The actuary reviews the Company's actual claims' activity and estimates the ultimate exposure related to these aggregate claims. The Company reviews its self-insurance accruals quarterly and revises these accruals as necessary.

       Foreign exchange contracts.

            The Company enters into foreign exchange contracts as a hedge against certain of its net investments in foreign subsidiaries and purchase commitments from time to time. Realized and unrealized gains and losses on these contracts and the amortization of any premiums or discounts are deferred and included with translation adjustments in the separate component of common stockholders' equity or reflected as a deferred asset or liability associated with the anticipated purchase commitment. When deemed appropriate, the Company enters into foreign exchange contracts as a hedge against certain advances to foreign subsidiaries, which are to be repaid in the foreseeable future. Realized and unrealized gains and losses associated with these contracts are reflected in income for each period such contracts are outstanding. There were no significant foreign exchange contracts outstanding at September 30, 1997 or 1996.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       Cash flow information.

           The Consolidated Statement of Cash Flows provides information about changes in cash and excludes the effects of non-cash transactions, principally related to business combinations discussed in Note (5).

       Reclassifications.

            Certain reclassifications have been made in prior years' financial statements to conform to the fiscal year 1997 presentation.

       New accounting pronouncements.

            In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement sets forth standards for the recognition and measurement of impairment of long-lived assets, including certain identifiable intangible assets and goodwill related to those assets, to be held and used in an entity's operations or expected to be disposed of. As the Company's current accounting practices are substantially in compliance with the provisions of the new standard, the adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's financial position or results of operations.

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

       (3)  Reorganization -

            During June 1996, the Company announced the reorganization of its North American operating business structure, which became effective in August 1996. The Company's previous organization divided North America into 45 divisions reporting to six regional offices with operations conducted from approximately 400 districts. The new organization divides North America into 13 market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The costs associated with this reorganization are expensed as incurred

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES and are included in selling, general and administrative expenses.

       (4)  Special charges -

       Fiscal 1996 ($447 million).

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

            The Company initiated a plan to sell its Italian operations during the fourth quarter of fiscal 1996, which was formally approved by the Company's Board of Directors. The Company's investment in its Italian operations, before considering special charges, was $206 million as of September 30, 1996. The Company completed the sale of these operations during June 1997. Losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $53 million) were recognized as an additional loss upon consummation of the sale of these operations and were included in the fiscal 1997 special charges (see discussion below). Summary financial information related to the Company's Italian operations is as follows (in thousands):

                                     Year Ended September 30,
                         ---------------------------------------------
                            1997              1996              1995
                         ---------         ---------         ---------
Revenues                 $  81,926         $ 122,782         $ 103,819
Income (loss) from
  operations and
  equity in earnings
  of unconsolidated
  affiliates before
  special charges        $  (2,190)(1)     $  (4,019)(2)     $      65

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       --------------
                (1) Does not reflect impact of special charges taken in fiscal 1997 (see below).

                (2) Does not reflect special charge of $178.6 million included in the fiscal 1996 special charges.

            The Company also decided to divest of certain domestic and international non-core business assets and operations and close certain recycling facilities during the fourth quarter of fiscal 1996. These decisions were reached based on a review of the non-core business assets and operations which were not expected to achieve the Company's desired performance objectives and a review of certain of the Company's recycling operations which had been adversely affected by the significant decline in commodity prices at that time. The special charges, which included asset writedowns and related liabilities recorded for certain contractual arrangements, did not consider future expenses associated principally with severance and relocation costs which would occur as a result of these decisions. Assets of these operations, prior to the special charges, were approximately $177 million as of September 30, 1996. The results of operations for these non-core business assets and operations and recycling facilities were not material to the Company's consolidated results of operations as the aggregated revenues and income (loss) from operations of these assets and operations represented less than 4% of the Company's corresponding consolidated totals, on a pre-special charges basis. During fiscal 1997, the Company sold a number of these business operations and closed 35 recycling facilities.

            In October 1996 (pursuant to a judicial order issued in September), California authorities suspended the Company's ability to accept municipal solid waste at its Azusa, California landfill pending compliance with certain regulatory requirements. As a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including the adverse decisions discussed above, bearing on the site's ability to accept municipal solid waste, $98 million was included in the special charges to reduce the carrying amount of this investment to its estimated fair value. The fair value was determined based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved. The Company sold this landfill facility during fiscal 1997.

       Fiscal 1997 ($82 million).

            Special charges of $82 million ($49 million or $0.24 per share after income taxes) were reported in fiscal 1997. Included in these special charges were non-cash expenses of $53 million due to cumulative foreign currency translation losses

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES associated with the sale of Italian business operations and $96 million for anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets located primarily in the United Kingdom, the Netherlands and the United States. These losses were offset partially by net gains of $67 million arising largely from 56 divestitures completed in fiscal 1997, principally in North America.

          The results of operations for these additional underperforming or non-core business operations to be divested were not material to the Company's consolidated results of operations for fiscal 1997 as the aggregated total assets, revenues and income (loss) from operations of these assets and business operations represented approximately 3% or less of the Company's corresponding consolidated totals, on a pre-special charge basis.

       (5)  Business combinations -

          During the current fiscal year, the Company paid approximately $22.5 million (including additional amounts payable, primarily to former owners, of $1.2 million) to acquire 22 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $2.5 million and other liabilities of $4.8 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

       (6)  Property and equipment -

            Property and equipment at September 30, 1997 and 1996 was as follows (in thousands):

                                              1997           1996
                                           ----------     ----------
       Land and improvements               $  330,835     $  340,034
       Buildings                              596,053        616,596
       Landfills                            1,661,888      1,897,206
       Vehicles and equipment               3,373,894      3,686,466
       Construction-in-progress               116,681        118,207
                                           ----------     ----------
         Total property and
           equipment                        6,079,351      6,658,509
       Less accumulated depreciation
         and amortization                   2,512,196      2,737,788
                                           ----------     ----------
         Property and equipment, net       $3,567,155     $3,920,721
                                           ==========     ==========

           Included in the landfill category of property and equipment, net are $35.7 million and $78.1 million as of September 30, 1997 and 1996, respectively, related to solid waste landfill market development projects, including landfill permitting costs, for which amortization has not yet commenced. The Company reviews the realization of these projects on a periodic basis.

       (7)  Investments in unconsolidated affiliates -

            The Company uses the equity method of accounting for investments in unconsolidated affiliates over which it exercises control of 20% - 50%. The summarized combined balance sheet and income statement information presented in the table below (and the Company's related investments and earnings) includes amounts primarily related to the following significant equity investees: American Ref-Fuel Company of Hempstead, Inc. (New York) (50%), American Ref-Fuel Company of Essex County, Inc. (New Jersey) (50%), American Ref-Fuel Company of Southeastern Connecticut, Inc. (50%), American Ref-Fuel Company of Niagara, L.P. (New York) (50%), American Ref-Fuel Company Operations of SEMASS, L.P. (50%), Swire BFI Waste Services, Ltd. (Hong Kong) (50%), P&R (Germany) (50% - for the period February 1994 through February 1996, at which time the remaining 50% ownership interest was acquired) and Congress Development Company (Chicago, Illinois) (50%) (in thousands).

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                                 1997           1996
                                              ----------     ----------
       Combined Balance Sheet Information
         as of Fiscal Yearend:
           Assets -
             Current assets                   $  279,938     $  233,891
             Noncurrent assets                 1,434,272      1,528,799
                                              ----------     ----------
                                              $1,714,210     $1,762,690
                                              ==========     ==========
           Liabilities and Net Worth -
             Current liabilities              $  192,745     $  181,184
             Noncurrent liabilities            1,200,656      1,221,633
             Net worth                           320,809        359,873
                                              ----------     ----------
                                              $1,714,210     $1,762,690
                                              ==========     ==========
       Company's Investments in and
         Advances to Equity Investees
         (including subordinated note
         and other receivables of $60,984
         and $63,106, respectively)           $  215,761     $  259,486
                                              ==========     ==========

                                                     1997         1996         1995
                                                   --------     --------     --------
       Combined Income Statement
         Information for the Fiscal
         Year Ended:
           Revenues                                $553,098     $511,086     $500,989
           Gross profit                            $226,853     $213,236     $211,555
           Income before extraordinary
             item                                  $ 93,465     $ 95,438     $ 94,463
           Extraordinary item (2)                  $ (9,602) $        --     $     --
           Net income                              $ 83,863     $ 95,438     $ 94,463

       Company's Income Statement Information:
         Equity in Earnings
           of Equity Investees (1)                 $ 53,988     $ 55,370     $ 53,996
         Extraordinary item,
           net of income tax benefit
           of $1,677 (2)                           $  3,124     $     --     $     --

       Dividends Received from Equity
         Investees                                 $ 56,560     $ 41,915     $ 25,461

       ------------------
                (1) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related equity investees have resulted principally from accounting differences in the recognition of income and the elimination of intercompany transactions.

                (2) During the second quarter of fiscal 1997, the

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                Company's unconsolidated affiliate, American Ref-Fuel Company of Hempstead, incurred a pre-tax charge to expense of $9.6 million associated with the redemption of approximately $250 million principal amount of Series 1985 Bonds, which were refinanced. As a result, the Company has reflected an extraordinary charge, after tax, of $3.1 million (or approximately $.02 per share) in its fiscal 1997 Consolidated Statement of Operations related to its 50% ownership interest in this affiliate. Interest was payable on the Series 1985 Bonds due 2010 at a weighted average interest rate of approximately 7.3%, compared with the weighted average interest rate of approximately 5% for the new bonds, which are also due in 2010.

       (8)  Accrued environmental and landfill costs -

            Accrued environmental and landfill costs at September 30, 1997 and 1996 were as follows (in thousands):

                                             1997         1996
                                           --------     --------
Continuing operations -

  Accrued costs associated with open
    landfills (including landfills
    under expansion)                       $248,820     $334,793

  Accrued costs associated with closed
    landfills and corrective action
    costs (including Superfund sites)       264,516      223,781
                                           --------     --------
       Total                                513,336      558,574

  Less current portion (included in
    other accrued liabilities)               81,291       92,536
                                           --------     --------
       Total long-term                     $432,045     $466,038
                                           ========     ========
Discontinued operations -

  Accrued costs of closure, post-
    closure and certain other
    liabilities associated with
    discontinued operations                $ 99,914     $107,832

  Less current portion (included in
    other accrued liabilities)               26,681       32,032
                                           --------     --------
       Total long-term                     $ 73,233     $ 75,800
                                           ========     ========

Total long-term portion of accrued
 environmental and landfill costs          $505,278     $541,838
                                           ========     ========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

            For a discussion of the Company's significant accounting policies related to these environmental and landfill costs, see Note (2) - "Summary of significant accounting policies" - "Deferred items" - "Accrued environmental and landfill costs".

       Open landfills.

            The Company operates 92 solid waste landfills in the United States, 18 of which are operated under contracts with municipalities or others. The Company also operates 53 landfills outside of the United States. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of fiscal 1997, approximately $275-$325 million of additional accruals are to be provided over the remaining lives of these facilities. Estimated additional environmental costs ranging from $525-$575 million, principally related to capping and certain methane gas control and recovery activities expected to occur during the operating lives of these sites, are also to be expensed over the remaining lives of these landfill facilities.

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

       (9)  Long-term debt -

            Long-term debt at September 30, 1997 and 1996 was as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 1997           1996
                                                             ----------     ----------
       Senior indebtedness (maturing as set
         forth in the following paragraphs):
         6.10% Senior Notes, net of
           unamortized discount of
           $1,218 and $1,838                                 $  155,471     $  198,162
         6.375% Senior Notes, net of
           unamortized discount of
           $1,507 and $2,051                                    159,693        197,949
         7 7/8% Senior Notes, net of
           unamortized discount of $195
           and $783                                              69,306        299,217
         7.40% Debentures, net of
           unamortized discount of
           $1,767 and $2,082                                    358,233        397,918
         9 1/4% Debentures                                       99,500        100,000
         Solid waste revenue bond obligations                   219,974        149,127
         Other notes payable, primarily
           5.0%-15.5%                                           505,674        804,721
                                                             ----------     ----------
                                                              1,567,851      2,147,094
       Commercial paper and short-term
         facilities to be refinanced                            259,047        679,597
                                                             ----------     ----------
       Total long-term debt                                   1,826,898      2,826,691
       Less current portion                                     151,736         59,806
                                                             ----------     ----------
       Long-term debt, net of current portion                $1,675,162     $2,766,885
                                                             ==========     ==========

            The long-term portion of the debt outstanding at September 30, 1997, matures as follows: 1999, $152,890,000; 2000, $331,130,000; 2001,
       $25,999,000; 2002, $24,358,000 and in subsequent years, $1,140,785,000.

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

       Bank credit agreements.

            During May 1995, the Company modified the terms of its existing $1 billion revolving credit agreement extending the maturity of the facility to May 2000. The agreement continues to provide total committed credit capacity of $1 billion. This $1 billion credit agreement can be utilized to borrow U.S. domestic dollars or Eurodollars on a committed basis. At the option of the Company and the participating banks, U.S. dollar and Eurodollar loans bear a rate of interest based on the London Interbank Offered Rate ("LIBOR"), the prime rate, the federal funds rate or a certificate of deposit rate, plus a margin. The $1 billion revolving credit agreement with a group of U.S. and international banks currently requires a facility fee of .1% per annum on the total commitment, whether used or unused. This $1 billion credit agreement is used primarily to support the Company's commercial paper program. The agreement contains a net worth requirement of $1.5 billion, which increases annually after September 30, 1995 by 20% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. At September 30, 1997 and 1996, the Company had no outstanding borrowings under this bank credit agreement.

            During December 1996, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement which was originally established to fund the Company's acquisition of Attwoods plc in December 1994. Under the terms of the amended agreement, the facility has a 364-day term with a one-year, term-out option available to the Company at any time prior to its maturity date of December 1997. The facility can be utilized to borrow U.S. dollars, pounds sterling,

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES deutsche mark, French francs or Dutch guilders as determined by the Company. At the option of the Company, the loans bear a rate of interest based upon LIBOR or the federal funds rate, plus a margin, or the prime rate. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee of 0.6% per annum on the total commitment, whether used or unused, and contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement. At September 30, 1997 and 1996, the Company had no outstanding borrowings under this agreement.

            In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest is payable on loans under the facility at the Frankfurt Interbank Offered Rate ("FIBOR") plus a margin. This agreement requires a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1997 and 1996, Otto Waste Services had outstanding borrowings under this facility of 360 million deutsche mark (approximately U.S. $204.6 million) and 250 million deutsche mark (approximately U.S. $163.9 million), respectively.

            As of September 30, 1997, distributions from retained earnings could not exceed $1.188 billion under the most restrictive of the Company's net worth maintenance requirements.

       Solid waste revenue bond obligations.

            Certain subsidiaries of the Company have entered into agreements under which they receive proceeds from the sale by government authorities of solid waste revenue bonds. These subsidiaries are obligated to make payments sufficient to pay the interest and retire the bonds. The weighted average interest rate of these issues is approximately 5.85%. These issues mature at various dates through the year 2027. The solid waste revenue bond obligations of the subsidiaries are guaranteed by the Company.

       Other notes payable.

            During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. Interest was payable semi-annually on the senior notes at rates ranging from 7.5% - 8.0%.

            Additionally, notes payable includes mortgages payable and other secured debt, unsecured debt and capitalized lease obligations of the Company. Approximately $208 million and

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       $336 million of this indebtedness at September 30, 1997 and 1996, respectively, relates to a large number of separate company debt instruments of Otto Waste Services and its consolidated subsidiaries. A substantial portion of the Otto Waste Services debt is secured by assets of the related companies and is payable in deutsche mark.

       Extraordinary items.

            During the third quarter of fiscal 1997, the Company redeemed $160 million of private placement notes previously scheduled to mature in fiscal 1998 and $11.8 million of tax-exempt debt associated with a landfill that was sold in the third quarter by the Company.

            On September 3, 1997, the Company announced a tender offer for its $300 million 7 7/8% Senior Notes due March 15, 2005. Prior to expiration of the tender offer on September 17, 1997, approximately $230.5 million of these notes were tendered pursuant to the tender offer. During the fourth quarter of fiscal 1997, the Company also acquired $122.6 million of its outstanding publicly traded debt through open market purchases. The Company purchased $43.3 million of its 6.10% Senior Notes, $38.8 million of its 6.375% Senior Notes, $40.0 million of its 7.40% Debentures and $0.5 million of its 9 1/4% Debentures.

            These redemptions of debt, aggregating $524.9 million, resulted in extraordinary charges to the Company's fiscal 1997 net income of $15.4 million, after income taxes, or approximately $0.08 per share.

       Commercial paper and short-term facilities to be refinanced.

            Under the Company's commercial paper program, the Company is authorized to issue up to $1.5 billion in commercial paper. The Company may use proceeds from borrowings under this program to refinance existing indebtedness and for general corporate purposes, including interim financing of business acquisitions and funding working capital requirements. Borrowings under the commercial paper program may not exceed the available credit under the Company's existing bank credit agreements. It is the Company's intention to refinance outstanding short-term borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of commercial paper balances and other outstanding borrowings to be refinanced as of September 30, 1997 and 1996 is as follows (amounts in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES


                                        1997                      1996
                              -----------------------   -----------------------
                                Amount       Interest     Amount       Interest
                                 to be        Rate at      to be        Rate at
                              Refinanced     Yearend    Refinanced     Yearend
                              ----------     --------   ----------     --------
       United States -
         Commercial paper     $     --          --%     $438,296          5.5%
       Germany                 259,047        4-10%      241,301         5-10%
                              --------                  --------
                              $259,047                  $679,597
                              ========                  ========

       (10) Convertible Subordinated Debentures -

            On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in an extraordinary charge to the Company's fiscal 1996 net income of $12.2 million, after income taxes, or approximately $.06 per share.

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

       Insurance matters.

            Under its insurance policies, the Company generally has self-insured retention limits ranging from $500,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. The Company has a wholly-owned domestic insurance subsidiary which operates as a captive insurance company. It currently writes insurance to meet financial assurance obligations related to closure and post-closure of certain landfills of the Company. At September 30, 1997, no claims had been made relative to this insurance operation, and no claim reserves had been posted.

            In order to meet existing governmental requirements, the Company has been able to secure an environmental impairment liability insurance policy in amounts which the Company believes are in compliance with the amounts required by federal and state law. Under this policy, the Company must reimburse the carrier for losses incurred by the Company.

       Waste-to-energy projects.

            Subsidiaries of the Company and Air Products and Chemicals, Inc. ("Air Products") each have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. The five facilities currently in commercial operation under this ownership structure are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut, Niagara Falls, New York and Rochester, Massachusetts. Financing arrangements for four of these projects include agreements with the Company and Air Products to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform.

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

           Hempstead, New York - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1997, $210 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $10 million. The Company has guaranteed $5 million of additional partnership debt and annual debt service on such debt is estimated to be $.2 million.

           Essex County in New Jersey - Funding of 50% of cash deficiencies including debt service up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

           Preston, Connecticut - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1997, total outstanding debt included $86 million of unamortized project debt and $44 million of additional partnership debt (of which $22 million is guaranteed by the Company). Average annual debt service on 50% of the debt over the next five years is $6 million.

                With respect to the facilities located in Niagara Falls, New York and Rochester, Massachusetts, the Company may limit its financial obligations by partnership as follows:

           Niagara Falls, New York - Funding of 50% of partnership cash deficiencies, including debt service. At September 30, 1997, $165 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $3 million.

           SEMASS in Rochester, Massachusetts - Under support agreements and guarantees (i) lending up to 50% of $5 million to the SEMASS Partnership under certain circumstances, (ii) deferring up to 50% of $7 million of operating cost reimbursement, and (iii) funding up to 50% of $5 million in operating damages. These obligations have been assigned to the lenders. The SEMASS Partnership has borrowed approximately $300 million (weighted average fixed rate of 9.7%) of non-recourse debt as of September 30, 1997. Average annual debt service on 50% of the debt over the next five years is approximately $20 million.

       Operating leases.

            The Company and its subsidiaries lease substantial portions of their office and other facilities under various lease agreements. At September 30, 1997, total minimum rental commitments becoming payable under all noncancellable operating leases are as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

          1998     $ 87,624     2002                     $ 38,952
          1999     $ 71,175     2003 - 2007              $ 99,510
          2000     $ 61,632     2008 - 2012              $ 59,920
          2001     $ 48,603     All years thereafter     $150,477

           Total rental expenses for fiscal years 1997, 1996 and 1995, substantially all of which related to fixed amount rental agreements, were $107,622,000, $105,134,000 and $95,526,000, respectively.

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

            The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES number of common and common equivalent shares used in computing primary earnings per share (in thousands):

                                               Year Ended September 30,
                                        ------------------------------------
                                          1997          1996          1995
                                        --------      --------      --------
Common shares outstanding,
  end of period                          212,148       212,363       212,439
Less - Shares held in the Stock
  and Employee Benefit Trust              (7,252)      (11,012)      (13,596)
                                        --------      --------      --------
Common shares outstanding for
  purposes of computing primary
  earnings per share, end of period      204,896       201,351       198,843

Effect of using weighted average
  common and common equivalent
  shares outstanding                      (2,096)       (1,398)       (1,199)
Effect of shares issuable under
  stock option plans based on
  the treasury stock method                  945           715         1,433
                                        --------      --------      --------
Shares used in computing
  primary earnings per share             203,745       200,668       199,077
                                        ========      ========      ========

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

       Stock incentive plans.

            The Company presently maintains six stock option plans affording employees, directors and other persons affiliated with the Company the right to purchase shares of its common stock. At September 30, 1997, options were available for future grants only under five plans, the Company's 1987, 1990, both 1993 plans and the 1996 plan. At September 30, 1997, all of the options outstanding were non-qualified stock options. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of the grant of each option and may vary with each option granted. The

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES stock options generally vest 25% per year over a four-year period and expire after 10 years. The options are granted at a price equal to the stock's fair market value on the date of the grant.

           Transactions under all stock option plans are summarized below (option amounts in thousands):

                             1997                        1996                       1995
                   -------------------------    ----------------------     -----------------------
                                    Weighted                  Weighted                    Weighted
                                    Average                   Average                     Average
                                    Exercise                  Exercise                    Exercise
                   Options           Price      Options        Price       Options         Price
                   -------          --------    -------       --------     -------        --------
Outstanding at
  beginning
  of year            12,012      $    27.49      10,173      $    26.53       9,906      $    25.21
Granted               1,974      $    26.91       2,689      $    30.46       1,758      $    28.28
Exercised            (2,918)     $    24.89        (564)     $    22.54      (1,287)     $    18.70
Terminated             (550)     $    29.04        (286)     $    30.90        (204)     $    26.62
                 ----------                     -------                  ----------
Outstanding
  at end of
  year               10,518      $    28.03      12,012      $    27.49      10,173      $    26.53
                 ==========                     =======                  ==========
Exercisable at
  end of year         5,787      $    27.71       6,853      $    26.77       5,922      $    26.99
Available for
  future grants
  at end of
  year                9,979                      12,424                       4,926


       As of September 30, 1997, the options outstanding are as follows (option amounts in thousands):

                               Outstanding               Exercisable
                    ------------------------------  -------------------
                             Weighted    Weighted              Weighted
                             Average     Average               Average
     Range of                Exercise    Remaining             Exercise
   Exercise Prices  Options    Price       Years    Options     Price
   ---------------  -------  ---------  ----------  --------  ---------
   $17.31 - $20.00     588    $17.31        4.2        588     $17.31
   $20.01 - $30.00   6,372    $26.15        6.5      3,458     $25.63
   $30.01 - $40.00   3,191    $32.27        6.7      1,374     $33.87
   $40.01 - $43.38     367    $40.88        2.2        367     $40.88

            Under the 1993 and 1996 Stock Incentive Plans, restricted common stock of the Company may be granted to officers, other key employees and certain non-employee directors. Shares granted are subject to certain restrictions on ownership and

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES transferability. Such restrictions on current restricted stock grants lapse two years from the date of grant for officers, two to three years for key employees and three years for non-employee directors. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of additional paid-in capital in the Company's Consolidated Balance Sheet. Additionally, the 1993 and 1996 Stock Incentive Plans provide for common stock awards. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Of the 2,000,000 shares which may be awarded to officers and key employees as restricted stock grants or stock awards, 5,750 restricted shares were issued during the current year and 109,842 restricted shares were outstanding as of September 30, 1997. In addition, 5,232 restricted shares issued to non-employee directors were outstanding as of September 30, 1997. Common stock awards totaling 2,552 shares were granted to non-employee directors during fiscal 1997. Shares of restricted stock granted for the two years ended September 30, 1997 were as follows:

                                          Year Ended September 30,
                                        ----------------------------
                                            1997             1996
                                        -----------       ----------
       Restricted stock granted             5,750           94,655
       Weighted average fair value of
         restricted stock granted          $31.82           $31.12

            During fiscal 1997, 1,028,500 performance share awards were granted to officers and certain key employees pursuant to the Company's Long-Term Incentive Plan. After considering cancellation of 91,125 of these awards, 937,375 of the performance share awards remained outstanding as of September 30, 1997. These performance shares will vest in increments of 25% based upon the attainment of performance goals as described in the Long-Term Incentive Plan. The performance shares are earned only if the market price of the Company's common stock exceeds specific price targets while attaining certain levels of cash returns on gross assets in excess of the Company's weighted average cost of capital. No compensation expense has been recorded to date related to these awards.

            The Company accounts for all stock incentive plans related to employees under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense related to these plans during fiscal years 1997, 1996 and 1995 was $1,662,000, $1,771,000 and $413,000, respectively.

            The Company's consolidated results of operations on a pro forma basis, as though the compensation cost for these plans had been determined consistent with SFAS No. 123, "Accounting

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES for Stock-Based Compensation", are as follows (in thousands, except per share amounts):

                                           Year Ended September 30,
                                          ---------------------------
                                            1997              1996
                                          --------          ---------
       Pro forma income (loss) before
         extraordinary items              $278,698          $ (91,642)
       Pro forma net income (loss)        $260,217          $(103,801)

       Pro forma income (loss) per common
         and common equivalent share -

         Income (loss) before
           extraordinary items           $   1.37          $   (0.46)
         Net income (loss)               $   1.28          $   (0.52)

            Because SFAS No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants:

                                            Year Ended September 30,
                                       ---------------------------------
                                            1997               1996
                                       ---------------    --------------
       Risk-free interest rate          6.10% -  6.89%    5.56% -  6.70%
       Expected lives (in years)              6                 6
       Expected volatility             19.26% - 24.48%   22.87% - 25.75%
       Expected dividend yields         1.84% -  2.57%    2.15% -  2.66%

            The weighted average fair values of options grant during fiscal years 1997 and 1996 were $7.68 and $8.67 per option, respectively.

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

       (15) Foreign currency translation -

           Increases (decreases) in the equity component for each period's translation adjustments are as follows (in thousands):

                                             Year Ended September 30,
                                         -------------------------------
                                            1997        1996       1995
                                         ---------   --------   --------
       Beginning cumulative
         translation adjustment          $ (31,138)  $ 30,821   $(40,744)
       Translation adjustment
         for the fiscal year              (126,334)   (61,959)    71,565
       Sale of Italian operations           52,865         --         --
                                         ---------   --------   --------
       Ending cumulative translation
          adjustment                     $(104,607)  $(31,138)  $ 30,821
                                         =========   ========   ========

       (16) Income taxes -

            The components of (i) earnings before income taxes, minority interest and extraordinary items and (ii) the income tax provision for each of the three fiscal years ended September 30, are as set forth below (in thousands).

                                          1997           1996           1995
                                       ---------      ---------      ---------
       Domestic:
         Excluding special charges     $ 498,141      $ 429,705      $ 563,648
         Special charges                  71,330       (187,087)            --
                                       ---------      ---------      ---------
         As reported                     569,471        242,618        563,648
                                       ---------      ---------      ---------
       Foreign (1):
         Excluding special charges        78,880         44,801        127,428
         Special charges                (153,209)      (259,713)            --
                                       ---------      ---------      ---------
         As reported                     (74,329)      (214,912)       127,428
                                       ---------      ---------      ---------
       Total:
         Excluding special charges       577,021        474,506        691,076
         Special charges                 (81,879)      (446,800)            --
                                       ---------      ---------      ---------
         As reported                   $ 495,142      $  27,706      $ 691,076
                                       =========      =========      =========
       -----------

             (1) Amounts are net of intercompany interest expense for fiscal years 1997, 1996 and 1995 of $42,976,000, $53,660,000 and
             $36,572,000, respectively. The Company maintains a capital structure with respect to its foreign operations designed to minimize worldwide income and other tax costs.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                                       State
                                Federal    Foreign    & Local     Total
                               --------   --------   --------   --------
       1997: Current           $101,460   $ 12,367   $  3,790   $117,617
             Deferred            45,944     19,296     15,906     81,146
             Amortization
               of investment
               tax credit          (706)        --         --       (706)
                               --------   --------   --------   --------
                               $146,698   $ 31,663   $ 19,696   $198,057
                               ========   ========   ========   ========

       1996: Current           $ 51,900   $ 33,497   $ 17,463   $102,860
             Deferred            30,895    (35,382)     7,521      3,034
             Amortization
               of investment
               tax credit          (706)        --         --       (706)
                               --------   --------   --------   --------
                               $ 82,089   $ (1,885)  $ 24,984   $105,188
                               ========   ========   ========   ========

       1995: Current           $183,876   $ 46,480   $ 23,330   $253,686
             Deferred            20,605     (6,764)     9,609     23,450
             Amortization
               of investment
               tax credit          (706)        --         --       (706)
                               --------   --------   --------   --------
                               $203,775   $ 39,716   $ 32,939   $276,430
                               ========   ========   ========   ========

       The following is a reconciliation between the U.S. federal income tax rate and the effective income tax rate for each of the three fiscal years in the period ended September 30, 1997:

                                            1997     1996     1995
                                           ------   ------   ------
       Excluding Special Charges:
         Income tax - U.S. federal rate    35.00%   35.00%   35.00%
         Federal effect of state income
           taxes                           (1.39)   (2.31)   (1.67)
         Effect of foreign operations        .06    (2.05)    (.20)
         All other, net                     2.35     2.77     2.10
                                           -----    -----    -----
         Federal and foreign               36.02    33.41    35.23
         State income taxes                 3.98     6.59     4.77
                                           -----    -----    -----
         Effective income tax rate,
           excluding special charges       40.00    40.00    40.00
       Effect of Special Charges              --   339.66       --
                                           -----   ------    -----
       Effective income tax rate           40.00%  379.66%   40.00%
                                           =====   ======    =====

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

            The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at September 30, 1997 and 1996, are as follows (in thousands):

                                        1997                    1996
                               ---------------------  ---------------------
                                Deferred   Deferred   Deferred   Deferred
                                  Tax        Tax        Tax        Tax
                                 Assets  Liabilities   Assets   Liabilities
                               --------  -----------  --------  -----------
     Depreciation and
       amortization            $126,197   $535,195    $144,409   $468,326
     Accrued environmental
       and landfill costs       159,508         --     183,041         --
     Accruals related
       to discontinued
       operations                10,211         --       8,956         --
     Self-insurance
       accruals                  68,004         --      56,457         --
     Assets and operations
       to be divested            29,651         --     107,247         --
     Net operating loss
       carryforwards             82,843         --     115,717         --
     Other                      285,196    141,768     318,449    138,649
                               --------   --------    --------   --------
     Deferred tax assets
       and liabilities          761,610    676,963     934,276    606,975

     Unamortized investment
       tax credits                          19,716                 20,393

     Valuation allowance        (47,273)              (192,811)
                               --------   --------    --------   --------
     Deferred tax assets and
       liabilities, net of
       unamortized investment
       tax credits and
       valuation allowance     $714,337   $696,679    $741,465   $627,368
                               ========   ========    ========   ========

            The valuation allowance applies principally to a substantial portion of the net operating loss carryforwards and deductions associated with the special charges which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $96 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1998 to 2001. Domestic state net operating loss carryforwards of approximately $794 million (the tax benefit of which is calculated at rates ranging generally from 5%-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1998 to 2012. The net change in the total valuation allowance

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES for the year ended September 30, 1997, was a decrease of $145.5 million, principally due to the sale of the Italian operations in the third quarter of fiscal 1997 compared with an increase in the prior year of $76.6 million, principally due to the special charges taken in the fourth quarter of fiscal 1996.

           Deferred income taxes have not been provided as of September 30, 1997, on approximately $696 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

       (17) Employee benefit plans -

       Employee stock ownership and savings plan.

           The Company sponsors an employee stock ownership and savings plan which incorporates deferred savings features permitted under IRS Code
       Section 401(k). The plan covers substantially all U.S. employees with one or more years of service except for certain employees subject to collective bargaining agreements. Eligible employees may make voluntary contributions to one or more of five investment funds through payroll deductions which, in turn, will allow them to defer income for tax purposes. The Company matches these voluntary contributions at a rate of $.50 per $1.00 on the first 5% of total earnings contributed by each participating employee. The Company matches the voluntary contributions through open market purchases or issuances of shares of the Company's common stock. The Company expenses its contributions to the employee stock ownership and savings plan which for fiscal years 1997, 1996 and 1995 were $12,710,000, $11,752,000 and $10,545,000, respectively.

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

            The Company also has employees in various foreign countries that are covered by defined benefit pension plans. The benefits for these plans are based generally on years of service and the employee's compensation. Under the Company's funding policy, annual contributions are made in order to fund the plans over the participants' total expected periods of service in conformity with the requirements of local law or custom. No additional disclosures pertaining to these plans have been included because the related amounts are not material to the Company's consolidated financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

            The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheet as of September 30, 1997 and 1996, and the significant assumptions used in accounting for the U.S. defined benefit plans. The measurement dates for these plans were June 30, 1997 and 1996.

                                               1997               1996
                                            ---------          ---------
                                            (Dollar Amounts in Thousands)
       Actuarial present value of
         accumulated benefit obligations,
         including vested benefits of
         $186,856 and $161,986,
         respectively                       $(207,438)         $(180,639)
                                            =========          =========
       Actuarial present value
         of projected benefit
         obligation                         $(222,274)         $(196,909)
       Plan assets at fair value,
         primarily commercial
         paper, common stocks
         (including 22,000 shares
         of the Company's common
         stock at both dates) and
         mutual funds                         245,032            193,951
                                            ---------          ---------
       Projected benefit obligation
         (in excess of) less than
         plan assets                           22,758             (2,958)
       Contributions made after
         measurement date but
         before end of fiscal year              4,762              7,263
       Unrecognized net gain                  (32,020)           (13,784)
       Unrecognized prior service
         cost                                 (12,654)           (13,957)
       Unrecognized net asset
         at transition                         (1,292)            (1,486)
                                            ---------          ---------
       Accrued pension costs                $ (18,446)         $ (24,922)
                                            =========          =========

       Discount rate                            7.75%               8.0%
       Rate of increase in
         compensation levels                     4.0%               4.0%
       Expected long-term rate of
         return on assets                       10.5%               9.5%

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

            The components of net annual pension cost for fiscal years 1997, 1996 and 1995 for the U.S. defined benefit plans were as follows (in thousands):

                                    1997          1996          1995
                                  --------      --------      --------
Service cost (benefits earned
  during the period)              $ 13,454      $ 12,260      $  9,933
Interest cost on projected
  benefit obligation                16,050        13,521        12,597
Investment gain on plan
  assets                           (42,564)      (27,957)      (14,097)
Net amortization and deferral       21,765        12,056          (110)
                                  --------      --------      --------
Net annual pension cost           $  8,705      $  9,880      $  8,323
                                  ========      ========      ========

       Termination indemnity plan.

            The employees of the Company's Italian operations, which were divested in June 1997, were covered by a termination indemnity plan. Benefits under the plan, which were based on periods of service and the employee's compensation, were payable in a lump sum upon (1) retirement,
       (2) termination, (3) death after 10 years of credited service or (4) disability after 10 years of credited service. Expense in fiscal year 1997 for the period prior to divestiture and for fiscal years 1996 and 1995 related to this unfunded plan was $1,350,000, $1,809,000 and $1,798,000, respectively.

       Other postretirement benefits.

            The Company currently maintains an unfunded postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. As permitted under SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", the Company has chosen to recognize the transition obligation (the actuarially-determined accumulated post-retirement benefit obligation of approximately $11.9 million at September 30, 1994) over a 20-year period. Current year expense was not material to the Company's results of operations.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

                                  1997            1996           1995
                               ----------      ----------     ----------
       Revenues:
         United States and
           Puerto Rico         $4,148,647      $4,073,558     $4,070,021
                               ----------      ----------     ----------
         Foreign - Canada         176,009         169,077        178,417
                 - Europe       1,351,560       1,425,390      1,433,923
                 - Other          106,756         111,252         96,990
                               ----------      ----------     ----------
           Total foreign        1,634,325       1,705,719      1,709,330
                               ----------      ----------     ----------
         Consolidated          $5,782,972      $5,779,277     $5,779,351
                               ==========      ==========     ==========

       Combined income (loss)
        from operations and
        equity in earnings of
        unconsolidated
        affiliates:
         United States and
           Puerto Rico         $  653,866 (1)  $  327,421 (2) $  626,798
                               ----------      ----------     ----------
         Foreign - Canada          10,504          (7,857)        22,636
                 - Europe         (28,782)       (118,411)       186,251
                 - Other           17,637          (2,990)         7,498
                               ----------      ----------     ----------
           Total foreign             (641)(1)    (129,258)(2)    216,385
                               ----------      ----------     ----------
         Consolidated          $  653,225      $  198,163     $  843,183
                               ==========      ==========     ==========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  1997            1996           1995
                               ----------      ----------     ----------
       Depreciation and
        amortization:
         United States and
           Puerto Rico         $  418,542      $  438,639     $  412,968
                               ----------      ----------     ----------
         Foreign - Canada          18,370          17,615         14,473
                 - Europe         121,270         134,061        113,907
                 - Other           11,488          12,210         10,522
                               ----------      ----------     ----------
           Total foreign          151,128         163,886        138,902
                               ----------      ----------     ----------
         Consolidated          $  569,670      $  602,525     $  551,870
                               ==========      ==========     ==========
       Identifiable assets:
         United States and
           Puerto Rico         $4,471,306      $4,803,978     $4,532,014
                               ----------      ----------     ----------
         Foreign - Canada         185,372         206,908        183,210
                 - Europe       1,894,597       2,435,541      2,599,797
                 - Other          127,017         154,479        145,351
                               ----------      ----------     ----------
           Total foreign        2,206,986       2,796,928      2,928,358
                               ----------      ----------     ----------
         Consolidated          $6,678,292      $7,600,906     $7,460,372
                               ==========      ==========     ==========
       -----------------

           (1) Fiscal year 1997 earnings information includes special credits (principally net gains from the divestiture of business assets and operations) of $71,330,000 for operations in the United States and Puerto Rico and includes special charges of $153,209,000 for foreign operations, principally Europe. See Note (4).

           (2) Fiscal year 1996 earnings information for operations in the United States and Puerto Rico and for foreign operations include special charges of $187,087,000 and $259,713,000, respectively. See Note (4).

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                         As of September 30,
                               ---------------------------------------
                                      1997                 1996
                               ------------------   ------------------
                                  Book     Fair        Book     Fair
                                 Value     Value      Value     Value
                               --------  --------   --------  --------
                                            (In Thousands)
       Debt -
         6.10% Senior Notes    $155,471  $152,671   $198,162  $188,848
         6.375% Senior Notes    159,693   154,879    197,949   184,171
         7.40% Debentures       358,233   365,835    397,918   377,107
         7 7/8% Senior Notes     69,306    74,086    299,217   311,575
         9 1/4% Debentures       99,500   123,073    100,000   117,740
         Solid waste revenue
           bond obligations     219,974   229,902    149,127   151,601
         Other notes payable    505,674   526,259    804,721   837,174
         Commercial paper and
           short-term
           facilities to be
           refinanced           259,047   258,365    679,597   676,489

            The book values of cash, short-term investments, trade accounts receivables, trade accounts payable and financial instruments included in other receivables, other assets and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments.

            The estimated fair value of long-term debt is based on quoted market prices where available or on present value calculations which are calculated using current rates for similar debt with the same remaining maturities.

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

       (20) Related party transactions -

            Otto Holding International B.V. ("OHI") owns the other 50% interest of Otto Waste Services. The Company, primarily through its 50% ownership of Otto Waste Services, is engaged in various transactions through the ordinary course of business with OHI, its subsidiaries and unconsolidated affiliates or other affiliated parties ("OHI Group"). The OHI Group leased containers and equipment under operating leases and provided certain administrative services to Otto Waste Services during the current fiscal year. Charges for these administrative services were approximately $3.6 million, $4.7 million and $5.0

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES million for fiscal years 1997, 1996 and 1995, respectively. The Company, including Otto Waste Services, also purchased or entered into capital leases for approximately $30.8 million of containers from the OHI Group during fiscal year 1996; no such capital leases were entered into in fiscal 1997. Included in the Company's Consolidated Balance Sheet at September 30, 1997 and 1996, are the following amounts relating to transactions with the OHI Group (in thousands):

                                                  1997        1996
                                                -------     -------
         Other accrued liabilities              $    --     $ 7,673
         Capital lease obligations               30,014      44,000
         Notes payable, interest
          payable at FIBOR plus 2%                8,077       3,131

            During fiscal 1996, Otto Waste Services sold certain assets related to plastics processing to the OHI Group. These assets were sold to OHI for approximately $2.5 million resulting in a loss on the sale for Otto Waste Services of approximately $1.3 million which was included in the Company's fiscal 1996 earnings. Additionally, Otto Waste Services sold the stock of one of its subsidiaries to the OHI Group at its recorded book value of approximately $2.1 million. OHI also sold two companies specializing in plastics recycling and processing to Otto Waste Services at their net book value of approximately $372,000. In connection with the acquisition of these two companies, Otto Waste Services assumed liabilities of approximately $6.6 million of long-term debt with third parties and approximately $7.7 million in net payables with affiliated companies of Otto Waste Services and other companies within the OHI Group.

       (21) Quarterly financial information (Unaudited) -

                                First       Second         Third       Fourth
                               Quarter      Quarter       Quarter      Quarter
                              ----------   ----------    ----------   ----------
                               (In Thousands Except for Per Share Amounts)
     Revenues          1997   $1,495,137   $1,413,731    $1,471,252    $1,402,852
                       1996   $1,430,781   $1,373,887    $1,471,368    $1,503,241

     Gross profit      1997   $  383,839   $  359,381    $  376,051    $  374,087
                       1996   $  382,676   $  346,971    $  356,018    $  377,997

     Income (loss)
      from operations  1997   $  163,802   $  152,754    $   97,657(3) $  185,024 (3)
                       1996   $  174,162   $  134,414    $  134,802    $ (300,585)(5)

     Income taxes      1997   $   50,507   $   47,955    $   30,688    $   68,907
                       1996   $   58,118   $   42,205    $   42,417    $  (37,552)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                    First        Second        Third         Fourth
                                   Quarter       Quarter      Quarter        Quarter
                                 ----------    ----------    ----------     ----------
                                    (In Thousands Except for Per Share Amounts)
     Income (loss)
      before extra-
      ordinary
      items           1997       $  71,880     $  70,955     $  41,926      $  98,934
                      1996       $  83,010     $  60,984     $  62,022      $(295,188)

     Net income
      (loss)          1997       $  71,880     $  67,831(1)  $  40,241(4)   $  85,262(4)
                      1996       $  83,010     $  48,825(2)  $  62,022      $(295,188)

     Income (loss)
      per share:
       Income (loss)
        before extra-
        ordinary
        items         1997           $ .36         $ .35         $ .21         $  .48
                      1996           $ .42         $ .30         $ .31         $(1.47)
       Net income
         (loss)       1997           $ .36         $ .33         $ .20         $  .41
                      1996           $ .42         $ .24         $ .31         $(1.47)

     -------------
           (1) In the second quarter of fiscal 1997, the Company recorded an after-tax loss of $3.1 million associated with the redemption of approximately $250 million of debt by an unconsolidated affiliate (American Ref-Fuel Company of Hempstead), which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (7).

           (2) In the second quarter of fiscal year 1996, the Company recorded an after-tax loss of $12.2 million associated with redemption of debt, which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (10).

           (3) In the third quarter of fiscal 1997, the Company incurred special charges of $84 million which included foreign currency translation losses associated with the sale of the Company's Italian operations and anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets, offset partially by net gains from divestitures completed in the third quarter. In the fourth quarter of fiscal 1997, the Company reported a special credit of $2.2 million related principally to net gains from the sale of business operations in the fourth quarter, offset partially by changes in estimated losses associated with previous decisions to divest certain operations and assets. See Note (4).

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

           (4) In the third and fourth quarters of fiscal 1997, the Company recorded after-tax losses of $1.7 million and $13.7 million, respectively, associated with redemption of debt, which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (9).

           (5) In the fourth quarter of fiscal year 1996, the Company incurred special charges of $446.8 million related to decisions to sell the Company's Italian operations, divest non-core business assets and operations, close certain recycling facilities and writedown the investment in its Azusa, California landfill. See Note (4).

       (22)  Events Subsequent to Date of Financial Statements -

       Common stock repurchase program.

            In September 1997, the Company announced its commencement of a common stock repurchase program, and initiated a Dutch auction tender offer for the purchase of up to 15 million shares of common stock at a price that could range from $34.00 to $39.00 per share. In accordance with the terms of the offer, which expired on October 1, 1997, the Company accepted for purchase 15 million shares at a price of $39.00 per share in October 1997. This purchase of approximately $585 million of common stock in the Dutch auction was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, is expected to be completed by September 30, 1998.

       Merger of operations outside North America.

            In November 1997, the Company announced the signing of an agreement to merge its operations outside North America with SITA, a subsidiary of Suez Lyonnaise des Eaux. Under the terms of the agreement, the Company will receive cash totaling U.S. $1 billion and ordinary shares of SITA stock that will result in approximately a 20 percent ownership in SITA. Upon completion of the transaction, Suez Lyonnaise des Eaux will own more than 50 percent of SITA. The transaction has been approved by the boards of the Company and SITA, and is subject to satisfactory completion of due diligence, approval by regulatory authorities and authorization by SITA's shareholders of the issuance of additional ordinary shares. Closing of the transaction is anticipated by the end of the first quarter of calendar year 1998. Paris-based SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste.

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

         Consolidated statement of operations for the three years ended September 30, 1997.

         Consolidated balance sheet--September 30, 1997 and 1996.

         Consolidated statement of cash flows for the three years ended September 30, 1997.

         Consolidated statement of common stockholders' equity for the three years ended September 30, 1997.

         Notes to consolidated financial statements.

SCHEDULES

         II Allowance for doubtful accounts for the three years ended September 30, 1997.

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

      3.2      By-laws of BFI, as amended through March 5, 1997. (Exhibit 3 of
               Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

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

      4.5 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National
               Association, as Administrative Agent, and the other banks named therein. (Exhibit 4.4 of Form 10-K for the fiscal year ended
               September 30, 1995, is hereby incorporated by reference.)

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

      4.9 Amended and Restated Multicurrency Revolving Credit Agreement, dated December 27, 1996, among BFI and Credit Suisse and the
               Banks specified therein. (Exhibit 4 of Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference).

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

     10.1      Employment Agreement, dated October 1, 1995, between BFI and
               William D. Ruckelshaus. (Exhibit 10.1 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

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

     10.9 Second Amendment, dated March 1, 1995, to Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters.
               (Exhibit 10.9 of Form 10-K for the fiscal year ended September
               30, 1995, is hereby incorporated by reference.)

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

     10.12     Browning-Ferris Industries, Inc. 1996 Stock Incentive Plan
               (Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

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

     10.18     Browning-Ferris Industries, Inc.'s Cash Balance and Retirement
               Plan, as amended and restated pursuant to an indenture dated
               September 15, 1994. (Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

     10.19     BFI Employee Stock Ownership and Savings Plan, as amended through
               December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

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

     10.25     Parent Agreement, dated as of January 25, 1991, between Air
               Products and Chemicals, Inc. and BFI. (Exhibit 10.24 of Form 10-K for the fiscal year ended September 30, 1996, is hereby incorporated by reference.)

     10.26     Purchase and Transfer Agreement between Otto Holding
               International B.V., the Registrant and BFI Atlantic GmbH, dated
               September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

     10.27 BFI Deferred Compensation Agreement (Exhibit 10.26 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.28 BFI Convertible Annual Incentive Award Plan. (Exhibit 10.27 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.29     BFI Stock and Employee Benefit Trust Agreement, dated
               February 28, 1995, between BFI and Wachovia Bank of North
               Carolina, N.A., as trustee. (Exhibit 10.28 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.30 Common Stock Purchase Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee. (Exhibit 10.29 of Form 10-K for the fiscal year ended
               September 30, 1995, is hereby incorporated by reference.)

     10.31 BFI Annual Management Incentive Plan. (Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

     10.32 BFI Long-Term Incentive Plan. (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

   * 10.33     Agreement, dated as of November 8, 1997, among BFI, BFI
               International, Inc., Suez Lyonnaise Des Eaux, S.A. and SITA, S.A.

   * 12.       Computation of Ratio of Earnings to Fixed Charges of Browning-
               Ferris Industries, Inc. and Subsidiaries.

   * 21.       Subsidiaries of the Registrant.

   * 23.1      Consent of Arthur Andersen LLP.

   * 27.1      Financial Data Schedule.

------------------
*Filed herewith.

Reports on Form 8-K

A Current Report on Form 8-K dated October 9, 1997 was filed pursuant to "Item 5. Other Events," relating to the Company's announcement of the final results of its Dutch Auction tender Offer.

A Current Report on Form 8-K dated October 1, 1997 was filed pursuant to "Item
5. Other Events," relating to the Company's announcement of the Preliminary results of its Dutch auction tender offer.


------------------

NOTE: Upon the request of a holder of the Company's securities directed to Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253, Attn:
Secretary, the Company will furnish a copy of any exhibit for ten cents per page to cover the cost of copying and mailing.

------------------

                                   SCHEDULE II




                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  For the Three Years Ended September 30, 1997
                                 (In Thousands)

-----------------------------------------------------------
                       Additions
           Balance      Charged     Deductions      Balance
          Beginning       to           from         End of
           of Year      Income       Reserves        Year
-----------------------------------------------------------

1997      $40,622      $30,116      $(32,362)       $38,376

1996      $39,777      $29,527      $(28,682)       $40,622

1995      $33,284      $26,620      $(20,127)       $39,777

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


                                                BROWNING-FERRIS INDUSTRIES, INC.
                                                         (Registrant)


DATE: December 4, 1997                          By: /s/ Bruce E. Ranck
                                                    ----------------------------
                                                        Bruce E. Ranck
                                                    President, Chief Executive
                                                       Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                      /s/ William D. Ruckelshaus
                                                    ----------------------------
                                                          William D. Ruckelshaus
                                                          Chairman of the Board
                                                               and Director

                                                      /s/ Bruce E. Ranck
                                                    ----------------------------
                                                          Bruce E. Ranck,
                                                      President, Chief Executive
                                                       Officer and Director

                                                      /s/ Jeffrey E. Curtiss
                                                    ----------------------------
                                                          Jeffrey E. Curtiss,
                                                       Senior Vice President and
                                                         Chief Financial Officer

                                                      /s/ David R. Hopkins
                                                    ----------------------------
                                                          David R. Hopkins,
                                                  Vice President, Controller and
                                                        Chief Accounting Officer

                                                      /s/ Gregory D. Brenneman
                                                    ----------------------------
                                                  Gregory D. Brenneman, Director

                                                      /s/ William T. Butler
                                                    ----------------------------
                                                          William T. Butler,
                                                               Director

                                                     /s/ C. Jackson Grayson, Jr.
                                                    ----------------------------
                                                        C. Jackson Grayson, Jr.,
                                                               Director

                                                      /s/ Gerald Grinstein
                                                    ----------------------------
                                                     Gerald Grinstein, Director,

                                                     /s/ Harry J. Phillips, Sr.
                                                    ----------------------------
                                                         Harry J. Phillips, Sr.,
                                                               Director


                                                    ----------------------------
                                                         Joseph L. Roberts, Jr.,
                                                               Director

                                                        /s/ Marc J. Shapiro
                                                    ----------------------------
                                                     Marc J. Shapiro, Director

                                                        /s/ Robert M. Teeter
                                                    ----------------------------
                                                      Robert M. Teeter, Director

                                                         /s/ Marina v.N. Whitman
                                                    ----------------------------
December 4, 1997                                        Marina v.N. Whitman,
                                                            Director

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
      3.1      Restated Certificate of Incorporation of BFI, dated October 7,
               1991. (Exhibit 3(a) of Form 10-K for the fiscal year ended
               September 30, 1993, is hereby incorporated by reference.)

      3.2      By-laws of BFI, as amended through March 5, 1997. (Exhibit 3 of
               Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

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

      4.5 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National
               Association, as Administrative Agent, and the other banks named therein. (Exhibit 4.4 of Form 10-K for the fiscal year ended
               September 30, 1995, is hereby incorporated by reference.)

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

      4.9 Amended and Restated Multicurrency Revolving Credit Agreement, dated December 27, 1996, among BFI and Credit Suisse and the
               Banks specified therein. (Exhibit 4 of Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference).

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

     10.1      Employment Agreement, dated October 1, 1995, between BFI and
               William D. Ruckelshaus. (Exhibit 10.1 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

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

     10.9 Second Amendment, dated March 1, 1995, to Employment Agreement, dated as of November 1, 1991, between BFI and Louis A. Waters.
               (Exhibit 10.9 of Form 10-K for the fiscal year ended September
               30, 1995, is hereby incorporated by reference.)

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

     10.12     Browning-Ferris Industries, Inc. 1996 Stock Incentive Plan
               (Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

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

     10.18     Browning-Ferris Industries, Inc.'s Cash Balance and Retirement
               Plan, as amended and restated pursuant to an indenture dated
               September 15, 1994. (Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

     10.19     BFI Employee Stock Ownership and Savings Plan, as amended through
               December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

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

     10.25     Parent Agreement, dated as of January 25, 1991, between Air
               Products and Chemicals, Inc. and BFI. (Exhibit 10.24 of Form 10-K for the fiscal year ended September 30, 1996, is hereby incorporated by reference.)

     10.26     Purchase and Transfer Agreement between Otto Holding
               International B.V., the Registrant and BFI Atlantic GmbH, dated
               September 27, 1993. (Exhibit 10.25 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

     10.27 BFI Deferred Compensation Agreement (Exhibit 10.26 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.28 BFI Convertible Annual Incentive Award Plan. (Exhibit 10.27 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.29     BFI Stock and Employee Benefit Trust Agreement, dated
               February 28, 1995, between BFI and Wachovia Bank of North
               Carolina, N.A., as trustee. (Exhibit 10.28 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

     10.30 Common Stock Purchase Agreement, dated February 28, 1995, between BFI and Wachovia Bank of North Carolina, N.A., as trustee. (Exhibit 10.29 of Form 10-K for the fiscal year ended
               September 30, 1995, is hereby incorporated by reference.)

     10.31 BFI Annual Management Incentive Plan. (Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

     10.32 BFI Long-Term Incentive Plan. (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

   * 10.33     Agreement, dated as of November 8, 1997, among BFI, BFI
               International, Inc., Suez Lyonnaise Des Eaux, S.A. and SITA, S.A.

   * 12.       Computation of Ratio of Earnings to Fixed Charges of Browning-
               Ferris Industries, Inc. and Subsidiaries.

   * 21.       Subsidiaries of the Registrant.

   * 23.1      Consent of Arthur Andersen LLP.

   * 27.1      Financial Data Schedule.

------------------
*Filed herewith.

Reports on Form 8-K

A Current Report on Form 8-K dated October 9, 1997 was filed pursuant to "Item 5. Other Events," relating to the Company's announcement of the final results of its Dutch Auction tender Offer.