Form 10-Q
period 1997-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1998-02-13
CIK 14827

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
------                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                74-1673682
-----------------------------------      --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

           757 N. Eldridge
           Houston, Texas                                  77079
----------------------------------------        -------------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of February 11, 1998: 194,133,381.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                   (In Thousands Except for Per Share Amounts)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                           December 31,
                                                   -----------------------------
                                                       1997             1996
--------------------------------------------------------------------------------
Revenues                                           $ 1,344,742      $ 1,495,137
Cost of operations                                     981,359        1,111,298
                                                   -----------      -----------
Gross profit                                           363,383          383,839
Selling, general and administrative
  expense                                              190,619          220,037
Special credits, net                                    (2,557)              --
                                                   -----------      -----------

Income from operations                                 175,321          163,802
Interest, net                                           35,619           45,256
Equity in earnings of unconsolidated
  affiliates                                           (10,089)          (7,721)
                                                   -----------      -----------

Income before income taxes, minority
  interest and cumulative effect
  of change in accounting principle                    149,791          126,267
Income taxes                                            59,916           50,507
Minority interest in
  income of consolidated
  subsidiaries                                           3,117            3,880
                                                   -----------      -----------
Income before cumulative effect of
  change in accounting principle                        86,758           71,880

Cumulative effect of change in
  accounting principle, net of income
  tax benefit of $7,411                                 13,763               --
                                                   -----------      -----------

Net income                                         $    72,995      $    71,880
                                                   ===========      ===========


(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                   (In Thousands Except for Per Share Amounts)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                           December 31,
                                                   -----------------------------
                                                       1997             1996
--------------------------------------------------------------------------------
Earnings per share:
  Basic -
    Income before cumulative effect of
      change in accounting principle               $       .45    $       .36
    Cumulative effect of change in
      accounting principle                                (.07)            --
                                                   -----------    -----------
    Net income                                     $       .38    $       .36
                                                   ===========    ===========
  Diluted -
    Income before cumulative effect of
      change in accounting principle               $       .45    $       .36
    Cumulative effect of change in
      accounting principle                                (.07)            --
                                                   -----------    -----------
    Net income                                     $       .38    $       .36
                                                   ===========    ===========
Number of common shares used in computing
  earnings per share:

  Basic                                                190,911        201,513
                                                   ===========    ===========

  Diluted                                              192,282        201,877
                                                   ===========    ===========

Cash dividends per common share                    $       .19    $       .17
                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

--------------------------------------------------------------------------------
                                                  December 31,   September 30,
                                                     1997            1997
                                                  (Unaudited)
--------------------------------------------------------------------------------
                                                      (In Thousands)
CURRENT ASSETS:
  Cash                                            $   85,599      $   78,746
  Short-term investments                              13,294           3,811
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $39,136 and $38,376                812,493         820,678
    Other                                             45,950          71,547
  Inventories                                         43,936          40,414
  Deferred income taxes                              110,012         117,404
  Prepayments and other                               75,907         112,063
                                                  ----------      ----------
    Total current assets                           1,187,191       1,244,663
                                                  ----------      ----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,557,758 and $2,512,196                     3,473,372       3,567,155
                                                  ----------      ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $176,186 and $168,401                          1,397,197       1,418,827
  Other intangible assets, net of
    accumulated amortization of $93,054
    and $92,794                                       76,649          81,208
  Deferred income taxes                               40,938          50,057
  Investments in unconsolidated affiliates           234,421         235,559
  Other                                               75,718          80,823
                                                  ----------      ----------
    Total other assets                             1,824,923       1,866,474
                                                  ----------      ----------
    Total assets                                  $6,485,486      $6,678,292
                                                  ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------
                                                   December 31,   September 30,
                                                      1997            1997
                                                   (Unaudited)
--------------------------------------------------------------------------------
CURRENT LIABILITIES:                     (In Thousands Except for Share Amounts)
  Notes payable and current portion of
    long-term debt                                 $   127,019    $   151,736
  Accounts payable                                     400,419        496,733
  Accrued liabilities -
    Salaries and wages                                  89,835        115,477
    Taxes, other than income                            45,894         58,112
    Other                                              403,655        414,601
  Income taxes                                          20,522         19,204
  Deferred revenues                                    172,045        178,661
                                                   -----------    -----------
    Total current liabilities                        1,259,389      1,434,524
                                                   -----------    -----------
DEFERRED ITEMS:
  Accrued environmental and landfill costs             503,134        505,278
  Deferred income taxes                                149,627        149,803
  Other                                                238,567        252,762
                                                   -----------    -----------
    Total deferred items                               891,328        907,843
                                                   -----------    -----------
LONG-TERM DEBT, net of current portion               2,300,923      1,675,162
                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,387,697
    shares issued for both periods                      35,572         35,572
  Additional paid-in capital                         1,826,423      1,839,378
  Retained earnings                                  1,092,341      1,080,810
  Treasury stock, 18,244,721 and 1,239,246
    shares, at cost                                   (678,342)       (18,951)
  Stock and Employee Benefit Trust,
    6,544,529 and 7,252,452 shares                    (242,148)      (276,046)
                                                   -----------    -----------
    Total common stockholders' equity                2,033,846      2,660,763
                                                   -----------    -----------
    Total liabilities and common
      stockholders' equity                         $ 6,485,486    $ 6,678,292
                                                   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             December 31,
                                                       -------------------------
                                                          1997         1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  72,995    $  71,880
                                                       ---------    ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization -
      Property and equipment                             114,021      129,292
      Goodwill                                            10,062       11,155
      Other intangible assets                              5,209        6,654
    Special credits, net                                  (2,557)          --
    Cumulative effect of change in accounting
      principle                                           13,763           --
    Deferred income tax expense                           11,983       23,417
    Amortization of deferred investment tax credit          (177)        (177)
    Provision for losses on accounts receivable            7,511        7,531
    Gains on sales of fixed assets                          (504)      (1,603)
    Equity in earnings of unconsolidated affiliates,
     net of dividends received                            11,256       (5,427)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                   2,297        3,880
    Increase (decrease) in cash from changes in
      assets and liabilities excluding effects
      of acquisitions and divestitures -
        Trade receivables                                 (9,203)      (6,568)
        Inventories                                       (4,180)       1,283
        Other assets                                      81,433       18,015
        Other liabilities                               (120,478)     (38,182)
                                                       ---------    ---------
    Total adjustments                                    120,436      149,270
                                                       ---------    ---------
   Net cash provided by operating activities             193,431      221,150
                                                       ---------    ---------

(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             December 31,
                                                       -------------------------
                                                          1997         1996
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (108,707)    (103,176)
   Payments for businesses acquired                       (1,022)         (58)
   Proceeds from businesses divested                      15,240           --
   Investments in unconsolidated affiliates              (29,740)      (6,983)
   Proceeds from disposition of assets                     9,086       10,833
   Purchases of short-term investments                    (9,519)          --
   Sales of short-term investments                            --       14,222
   Return of investment in unconsolidated affiliates      17,672       10,241
                                                       ---------    ---------
   Net cash used in investing activities                (106,990)     (74,921)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                 16,668        1,861
  Proceeds from issuance of indebtedness                 664,397      112,907
  Repayments of indebtedness                             (61,987)    (222,951)
  Repurchases of common stock                           (659,391)          --
  Dividends paid                                         (38,919)     (34,225)
                                                       ---------    ---------
  Net cash used in financing activities                  (79,232)    (142,408)
                                                       ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES                             (356)         323
                                                       ---------    ---------
NET INCREASE IN CASH                                       6,853        4,144
CASH AT BEGINNING OF PERIOD                               78,746      110,224
                                                       ---------    ---------
CASH AT END OF PERIOD                                  $  85,599    $ 114,368
                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts                 $  26,926    $  30,938
  Income taxes                                         $  12,731    $   6,142



   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Basis of Presentation -

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 as filed with the Securities and Exchange Commission.

(2)  Earnings Per Common Share -

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" was issued. This statement, which established new standards for computing and presenting earnings per share, became effective for the Company's quarter ended December 31, 1997. All prior periods presented have been restated pursuant to the requirements of this new standard. The adoption of SFAS No. 128 had no material effect on the Company's previously reported earnings per share.

     The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share (in thousands):

                                                   Three Months Ended
                                                      December 31,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
Common shares outstanding, end of period           195,143     212,360
Less - Shares held in the Stock and
  Employee Benefit Trust                            (6,545)    (10,702)
                                                  --------    --------
Common shares outstanding for purposes
  of computing earnings per share, end
  of period                                        188,598     201,658
Effect of using weighted average common
  shares outstanding                                 2,313        (145)
                                                  --------    --------
Shares used in computing earnings per
  share - basic                                    190,911     201,513
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                       1,371         364
                                                  --------    --------
Shares used in computing earnings
  per share - diluted                              192,282     201,877
                                                  ========    ========


     Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") are not considered to be outstanding in the computation of common shares outstanding until shares are utilized at the Company's option for the purposes for which the Trust was established.

     Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase 2.7 million shares of common stock at prices ranging from $36.19 to $43.38 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)   Cumulative Effect of Change in Accounting Principle

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13,763,000 or $.07 per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

(4)  Business Combinations -

     During the current fiscal year, the Company paid approximately $1.2 million (including additional amounts payable, principally to former owners, of $0.1 million) to acquire five solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $0.2 million and other liabilities of $0.4 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

     During the prior fiscal year, the Company paid approximately $22.5 million (including additional amounts payable, principally to former owners, of $1.2 million) to acquire 22 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $2.5 million and other liabilities of $4.8 million. The results of these business combinations were not material to the Company's consolidated results of operations or financial position.

     The results of all businesses acquired in fiscal years 1998 and 1997 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

(5)  Long-Term Debt -

     Long-term debt at December 31, 1997, and September 30, 1997, was as follows (in thousands):

                                                 December 31, September 30,
                                                    1997          1997
                                                  ----------   ----------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,160
    and $1,218                                    $  155,529   $  155,471
  6.375% Senior Notes, net of
    unamortized discount of $1,470
    and $1,507                                       159,730      159,693
  7 7/8% Senior Notes, net of
    unamortized discount of $188
    and $195                                          69,313       69,306
  7.40% Debentures, net of
    unamortized discount of
    $1,755 and $1,767                                358,245      358,233
  9 1/4% Debentures                                   99,500       99,500
  Solid waste revenue bond
    obligations                                      219,992      219,974
  Other notes payable                                468,740      505,674
                                                  ----------   ----------
                                                   1,531,049    1,567,851
  Commercial paper and short-term
   facilities to be refinanced                       896,893      259,047
                                                  ----------   ----------
  Total long-term debt                             2,427,942    1,826,898
  Less current portion                               127,019      151,736
                                                  ----------   ----------
  Long-term debt, net of current
    portion                                       $2,300,923   $1,675,162
                                                  ==========   ==========

     During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500,000,000 and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement.

     It is the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such commercial paper balances and other outstanding borrowings classified as long-term debt as of December 31, 1997 and September 30, 1997 is as follows (amounts in thousands):

                                    December 31,   September 30,
                                       1997           1997
                                    ------------   -------------
  United States -
    Commercial paper                  $642,343        $     --
  Germany                              254,550         259,047
                                      --------        --------
                                      $896,893        $259,047
                                      ========        ========

     As of December 31, 1997, distributions from retained earnings could not exceed $534 million under the most restrictive of the Company's net worth maintenance requirements.

(6)   Common Stock Repurchase Program -

     As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, is expected to be completed by September 30, 1998. Through December 31, 1997, the Company had repurchased approximately 17 million shares of its common stock under both phases of this program.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's operations, financial performance and results includes statements that are not historical facts. Such statements are forward-looking statements based on the Company's expectations and as such, these statements are subject to uncertainty and risk. These statements should be read in conjunction with the "Regulation", "Competition" and "Waste Disposal Risk Factors" sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1997 ("the Form 10-K"), which describes many of the external factors that could cause the Company's actual results to differ materially from the Company's expectations. The Company's Form 10-K is on file with the U.S. Securities and Exchange Commission, a copy of which is available without charge upon written request to: Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253, Attention: Assistant Corporate Secretary.

RESULTS OF OPERATIONS

     Net income for the three months ended December 31, 1997, was $85.2 million ($.45 per share), before special credits and the cumulative effect of a change in accounting principle, an increase of 18.6% from the first quarter of the prior year, on consolidated revenues of $1.345 billion. The first quarter 1998 results reflect pre-tax special credits of $2.6 million (a $1.5 million gain after tax) and an after-tax charge of $13.8 million ($.07 per share) related to the cumulative effect of a change in accounting principle. After special credits and the effect of the accounting change, net income for the first three months of fiscal 1998 was $73.0 million ($.38 per share). Earnings per share for the three months ended December 31, 1997 was affected favorably by the Company's common stock repurchase program, which resulted in reduced weighted average shares outstanding in the current quarter. These results compare with net income for the first three months of the prior fiscal year of $71.9 million ($.36 per share on a restated basis) on consolidated revenues of $1.495 billion.

     In November 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued a consensus ruling requiring that business process reengineering costs incurred by companies be expensed as incurred and that previously capitalized costs be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company was required to write off previously capitalized costs of this nature of approximately $21 million (before tax) as a result of this ruling.

     Fiscal 1998 first quarter results compared with the same period of last year, before special charges and cumulative effect of change in accounting principle, were favorably affected by improved operating profit in the Company's North American operations, which resulted principally from actions taken in fiscal 1997 to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) divest underperforming operations and assets and (3) improve customer pricing. Similar actions taken in the Company's international operations are beginning to impact favorably the Company's international operating results. However, a decline in earnings of the Company's international operations was experienced in the first quarter of fiscal 1998 as compared with the same period of the prior year.

     In November 1997, the Company announced the signing of an agreement to merge its operations outside North America with SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. Under the terms of the agreement, the Company will receive cash totaling U.S. $1 billion and ordinary shares of SITA stock that will result in approximately a 20 percent ownership in the company. Upon completion of the transaction, Suez Lyonnaise des Eaux will own more than 50 percent of SITA. The transaction has been approved by the boards of the Company and SITA, and is subject to satisfactory completion of due diligence, approval by regulatory authorities and authorization by SITA's shareholders of the issuance of additional ordinary shares. The Company is continuing to work through due diligence issues with SITA and both companies are working toward a transaction completion by March 31, 1998. SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste. As a result of this transaction, SITA will be an industry leader in France, the United Kingdom, the Netherlands, Germany, Spain and Brazil.

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                         Three Months Ended
                                         ------------------   Year Ended
                                         12/31/97  12/31/96    9/30/97
                                         --------  --------    -------
Profitability Margins:
  Gross profit                              27.0%    25.7%      25.8%
  Income from operations before
    special charges/credits                 12.8%    11.0%      11.8%
  Income from operations                    13.0%    11.0%      10.4%
  Income before income taxes,
    minority interest, extraordinary
    items and cumulative effect of
    change in accounting principle          11.1%     8.4%       8.6%
  Net income before special
    charges/credits, extraordinary
    items and cumulative effect of
    change in accounting principle (1)       6.3%     4.8%       5.8%
  Net income (1)                             5.4%     4.8%       4.6%

Other Financial Information:
  Return on Gross Assets                     3.11%    2.76%     11.9%
  Ratio of earnings to fixed
    charges before special
    charges/credits (1)                      3.52     2.81       3.31
  Ratio of earnings to fixed
    charges (1)                              3.58     2.81       2.98


----------
     (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (8) of Notes to Consolidated Financial Statements.)

     Improvement was reflected in all of the profitability margins presented above for the three months ended December 31, 1997 compared with the same period of the prior year. Profitability margins in the first quarter were affected favorably by the divestiture of underperforming operations and assets, which occurred principally in the latter half of fiscal 1997. Improvement in the North American income from operations margin was noted in each of the Company's core businesses. Reduced SG&A expenses as a percentage of revenues also affected favorably the North American income from operations margin. However, the improvement in profitability margins was offset somewhat in the current quarter by the loss incurred at the Company's wholly-owned waste-to-energy facility in Chester, Pennsylvania (acquired in April 1997). This loss was attributable principally to planned and unplanned outages at the facility and additional compensation expense recorded during the quarter. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper increased to approximately $74 per ton in the first three months of the current year from approximately $60 per ton in the comparable period last year. In the Company's international operations, the gross profit margin and the income from operations margins declined in the current year compared with the same period of the prior year.

     The Company's goals and actions in fiscal 1998 continue to align the Company's performance with its stockholders' interests. In addition, incentive compensation plans continue to link employees to common goals and reward them only as stockholders and customers benefit from improved performance by the Company. The fiscal 1998 milestones for both the total Company and its North American operations compared with actual performance for the first three months of fiscal year 1998 is as follows:

                             Total Company            North America
                       ------------------------  -----------------------
                         Fiscal      First         Fiscal      First
                          1998     Quarter of       1998     Quarter of
                       Milestone  Fiscal 1998    Milestone  Fiscal 1998
                       ---------  -----------    ---------  ------------
SG&A as a percent
  of revenues            13.5%       14.2%         13.5%       14.3%
Operating profit
  margin                 13.8%       12.8%         15.0%       14.1%
Revenue growth (1) -
  Internal                3.5%       (0.4)%         4.0%       (0.7)%
  Acquisitions            1.0%        1.5%          1.0%        1.5%
                        -----       -----         -----       -----
    Total                 4.5%        1.1%          5.0%        0.8%

ROGA                     13.3%        3.1%         14.7%        3.5%


(1) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange.

     Since the Company's first quarter performance was disappointing, falling short of fiscal 1998 milestones, the achievement of these milestones in fiscal 1998 has become even more challenging. Generating profitable internal growth while maintaining tight cost control during the remainder of the fiscal year will be essential to accomplishing these milestones.

     The fiscal year milestones for SG&A as a percent of revenues are very aggressive considering the increased costs related to staffing for implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. The Company began to experience these costs in the first three months of fiscal 1998. These costs will increase approximately $20 million over the remainder of the year as the new system is implemented and amortization commences. Additionally, the impact of expensing reengineering costs over the remainder of the year, offset partially by lower costs being amortized as a result of the charge associated with the change in accounting principle, is expected to increase SG&A expense by an additional $3-$4 million. The ability to achieve this milestone is also closely linked to achievement of the Company's revenue growth milestones.

     The Company's goals and objectives continue to emphasize growth with success measured by cash flow and return on gross assets. Return on gross assets ("ROGA"), although not a measure of financial performance under generally accepted accounting principles, is a measurement utilized by the Company which represents the quotient of operating cash flow divided by average gross assets, where operating cash flow and gross assets are defined generally as follows:

     Operating cash flow - the sum of (i) net income before extraordinary items and cumulative effect of a change in accounting principle, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal years 1996 and 1997).

     Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $96 million at both December 31, and September 30, 1997) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $432 million at December 31, 1997) and (iii) deferred income tax liabilities.

     Gross assets in the ROGA computations for the first three months of a fiscal year is the average of the applicable beginning of year and end of first quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period.

     Total assets decreased slightly from $6.68 billion at September 30, 1997 to $6.49 billion at December 31, 1997. Average gross assets of approximately $7.69 billion in the computation of ROGA resulted from a slight increase in gross assets at December 31, 1997, compared with September 30, 1997 ($7.68 billion).

    EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $302 million for the first three months of fiscal 1998 as compared with $311 million for the first three months of last year. The current year decline in EBITDA is principally attributable to the divestiture of business operations by the Company during fiscal 1997. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

Revenues -

     Revenues for the three months ended December 31, 1997, were $1.34 billion, a 10.1% decrease from the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                        Three Months Ended
                                    --------------------------        %
                                      12/31/97      12/31/96        Change
                                    -----------    -----------      ------
North American Operations
 (including Canada) -
  Collection Services -
    Solid Waste                     $   683,249    $   743,006       (8.0)%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers            130,383        145,228      (10.2)%
      Affiliated companies              130,252        131,726       (1.1)%
                                    -----------    -----------
                                        260,635        276,954       (5.9)%

  Recycling Services                    124,213        133,597       (7.0)%
  Medical Waste Services                 49,148         49,927       (1.6)%
  Services Group and Other               30,687         21,884       40.2 %
  Elimination of affiliated
    companies' revenues                (130,252)      (131,726)       1.1 %
                                    -----------    -----------
  Total North American Operations     1,017,680      1,093,642       (6.9)%

International Operations                327,062        401,495      (18.5)%
                                    -----------    -----------
  Total Company                     $ 1,344,742    $ 1,495,137      (10.1)%
                                    ===========    ===========

     As the table below reflects, lower revenues for the three months ended December 31, 1997, were due principally to the decline related to the divestiture of business operations and foreign currency exchange.

                                             Changes in Revenue for
                                               Three Months Ended
                                                  December 31,
                                            -----------------------
                                              1997          1996
                                            ---------     ---------
     Price                                     0.8%          1.2%
     Volume                                   (1.2)          0.9
     Acquisitions                              1.5           3.4
     Divestitures                             (8.0)           --
     Foreign currency translation             (3.2)         (1.0)
                                             -----          ----
       Total Percentage Change               (10.1)%         4.5%
                                             =====          ====


     As shown above, the divestiture of business operations, principally in the latter half of fiscal 1997, resulted in a significant reduction in revenues for the first three months of fiscal 1998 compared with the same period of last year. Foreign currency translation also resulted in reduced revenues in the current quarter as the U.S. dollar strengthened against local currencies in the Company's international operations, principally in Germany, the Netherlands and Spain. Further, the Company experienced a decline in revenues due to volume between these two periods due largely to the loss of (1) certain municipal contracts put out to bid that were not reawarded to the Company and (2) certain small container work for schools, post offices, city-controlled apartment projects and other government-owned buildings. These revenue declines were offset partially by increases in revenues due to pricing, principally in the North American collection and recycling operations, and due to acquisitions.

     In order to achieve greater revenue growth in the future, the Company plans to deploy additional outside sales personnel in its customer segments as deemed appropriate, particularly in the inside direct sales segment where it has been determined that outside sales personnel are needed in order to acquire additional new business. The Company also plans to implement more aggressive price increases in its less competitive segments and marketplaces and to more competitively price business in general business and small container government contract work to maintain route density. The Company will continue to exercise pricing discipline on municipal contracts and, as a result, may continue to lose more of this work than contemplated. Lastly, the Company is aggressively pursuing additional third party volumes via reciprocal waste disposal agreements with other companies.


Cost of Operations -

     The following table reflects the portion of cost of operations associated with depreciation and amortization expense for the periods presented:

                                     Three Months Ended December 31,
                                   --------------------------------------
                                             Revenue              Revenue
                                     1997       %         1996       %
                                   --------  -------  ----------  -------
                                       (Dollar amounts in thousands)
Cost of operations, excluding
  depreciation and amortization
  expense                          $873,431   65.0%   $  989,416   66.2%
Depreciation and amortization
  expense                           107,928    8.0%      121,882    8.1%
                                   --------   ----    ----------   ----
     Total                         $981,359   73.0%   $1,111,298   74.3%
                                   ========   ====    ==========   ====

      Cost of operations decreased $130 million or 11.7% for the first three months of fiscal 1998, compared with the same period of the prior year. Most of the decrease in cost of operations is attributable to the impact of divestitures of certain business operations and assets and the operating cost reduction program begun in fiscal 1997. As a result of this cost reduction program, the Company has reduced its operating headcount through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel.

Selling, General and Administrative Expense -

     The following table reflects the portion of SG&A expense associated with depreciation and amortization expense for the periods presented:

                                       Three Months Ended December 31,
                                   --------------------------------------
                                             Revenue              Revenue
                                     1997       %         1996       %
                                   --------  -------  ----------  -------
                                       (Dollar amounts in thousands)
SG&A, excluding depreciation and
  amortization expense             $169,255   12.6%     $194,818   13.0%
Depreciation and amortization
  expense                            21,364    1.6%       25,219    1.7%
                                   --------   ----      --------   ----
    Total                          $190,619   14.2%     $220,037   14.7%
                                   ========   ====      ========   ====


     SG&A expense decreased $29 million for the first three months of fiscal 1998, a decrease of 13.4% from the same period last year. The decrease in SG&A was driven largely by the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency begun in fiscal 1997. This decrease was offset partially by higher costs related to staffing for implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced, which the Company began to experience in the first three months of fiscal 1998.

Special Credits, net -

      Pre-tax special credits of $2.6 million were reported in the first quarter of fiscal 1998. The special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the first three months of fiscal 1998.

Net Interest Expense -

     Net interest expense decreased $9.6 million or 21.3% for the first three months of fiscal 1998 compared with the same period of the prior year as a result of the decrease in average debt outstanding between the periods. The decrease was driven principally by the $999.8 million reduction in debt during fiscal 1997, largely as a result of cash proceeds from businesses divested, increased cash flow from improved operating performance and the limitation on capital spending in fiscal 1997 and during the first quarter of fiscal 1998. The reduction in net interest expense was offset partially by increased interest expense from additional borrowings associated with the Company's common stock repurchase program commenced in the first quarter of fiscal 1998, under which the Company had acquired approximately 17 million shares through December 31, 1997.

Equity in Earnings of Unconsolidated Affiliates -

    Equity in earnings of unconsolidated affiliates increased $2.4 million between the periods primarily due to improved earnings from the Company's North American waste-to-energy and, to a lesser extent, Hong Kong equity affiliates. Included in this caption are the earnings of unconsolidated affiliates of Otto Waste Services. The Company consolidates Otto Waste Services' financial results, which include equity in earnings of Otto's unconsolidated affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The decrease in minority interest in income of consolidated subsidiaries was not significant, $0.8 million for the first three months of fiscal 1998 compared with the same period of last year.

Cumulative Effect of Change in Accounting Principle -

     On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reeingineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13,763,000 or $.07 per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a working capital deficit of $189.9 million at September 30, 1997, compared with a deficit of $72.2 million at December 31, 1997. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

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

     As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, is expected to be completed by September 30, 1998. Through December 31, 1997, the Company had repurchased approximately 17 million shares of its common stock under both phases of this program.

     During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500,000,000 and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement.

    Long-term indebtedness including the current portion of long-term debt(including $456.2 million of Otto Waste Services debt, which has not been guaranteed by the Company) as a percentage of total capitalization was 54% as of December 31, 1997, up from 41% at September 30, 1997. The ratio would have been 45% at December 31, 1997, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal 1998 was established at $550 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. This is a slight increase from the $527 million level of capital expenditures in fiscal 1997 and is reflective of the continued emphasis on internal rather than external growth. Capital expenditures through December 31, 1997 were approximately $113 million.

     As previously discussed, in November 1997, the Company announced the signing of an agreement to merge its operations outside North America with SITA, a subsidiary of Suez Lyonnaise des Eaux. Under the terms of the agreement, the Company will receive cash totaling U.S. $1 billion and shares of SITA stock that will result in approximately a 20 percent ownership in SITA. The transaction is subject to satisfactory completion of due diligence, approval by regulatory authorities and authorization by SITA's shareholders of the issuance of additional ordinary shares. The Company is continuing to work through due diligence issues with SITA and both companies are working toward a transaction completion by March 31, 1998. The Company intends to use the proceeds from the transaction to continue its Board-approved financial strategy to pay down debt and buy back equity. Additionally, the Company will accelerate a prudent, returns-driven, external growth strategy as a result of this transaction and the recent streamlining of North American operations.

     As of December 31, 1997, there have been no significant changes in balance sheet caption amounts compared with September 30, 1997, and there have been no material changes in the Company's financial condition from that reported at September 30, 1997, except as disclosed herein.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in BFI's Annual Report on Form 10-K for the year ended September 30, 1997 and other filings, on March 9, 1991, a subsidiary of the Company, CECOS International, Inc. ("CECOS") was named in a civil administrative complaint, entitled In the Matter of CECOS International, Inc., initiated by Region II of the EPA. This complaint alleged that CECOS landfilled certain waste generated by General Motors Corporation that by definition contained polychlorinated biphenyls in excess of the regulatory limit, rather than incinerating such waste, and that CECOS failed to test the waste in accordance with the requirements of its permits. The original complaint sought monetary sanctions against CECOS in the amount of $14,150,000. In September 1996, the EPA withdrew certain of its allegations resulting in a reduction in the monetary sanctions sought to $2,975,000. On January 21, 1998, the Company agreed to pay $312,000 in full settlement of the alleged violations.

On January 23, 1998, the Company and a subsidiary were notified by the U.S Department of Justice that they are targets of a federal grand jury investigation regarding possible violations of the Clean Water Act with respect to a BFI medical waste facility located in the District of Columbia. The Company does not believe that it or its subsidiary violated the Act and intends to vigorously contest this matter. Management of the Company is unable to determine whether the ultimate monetary sanction, if any, will be more than $100,000.

In addition to the above described litigation, the Company and certain subsidiaries are involved in various administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Amended and Restated Partnership Agreement, dated as of December 5, 1997 by and between Duke/UAE Ref-Fuel Management LLC, BFI Ref-Fuel, Inc. and Air Products Ref-Fuel, Inc.

     10.2 Amended and Restated Parent Agreement relating to American Ref-Fuel Company, dated as of December 5, 1997, among Duke Capital Corporation, United American Energy Corp., Duke/UAE Ref-Fuel LLC and BFI.

     10.3 First Amendment to Amended and Restated Multicurrency Revolving Credit Agreement and Amendment to Notes dated as of December 26, 1997, among BFI, the banks and other financial institutions listed therein and Credit Suisse First Boston, as administrative agent.

     10.4 BFI Deferred Compensation Plan.

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


                                            BROWNING-FERRIS INDUSTRIES, INC.
                                                       (Company)

                                                   /s/ Bruce E. Ranck
                                            ----------------------------------
                                                     Bruce E. Ranck
                                                     President and
                                                Chief Executive Officer

                                                 /s/ Jeffrey E. Curtiss
                                            ----------------------------------
                                                   Jeffrey E. Curtiss
                                               Senior Vice President and
                                                Chief Financial Officer


Date:  February 12, 1998

                               INDEX TO EXHIBITS


   EXHIBIT
     NO                  DESCRIPTION
   -------               -----------

     10.1      Amended and Restated Partnership Agreement, dated as of December 5,
               1997 by and between Duke/UAE Ref-Fuel Management LLC, BFI Ref-Fuel,
               Inc. and Air Products Ref-Fuel, Inc.

     10.2      Amended and Restated Parent Agreement relating to American Ref-Fuel
               Company, dated as of December 5, 1997, among Duke Capital Corporation,
               United American Energy Corp., Duke/UAE Ref-Fuel LLC and BFI.

     10.3      First Amendment to Amended and Restated Multicurrency Revolving Credit
               Agreement and Amendment to Notes dated as of December 26, 1997, among
               BFI, the banks and other financial institutions listed therein and
               Credit Suisse First Boston, as administrative agent.

     10.4      BFI Deferred Compensation Plan.

     12.       Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris
               Industries, Inc. and Subsidiaries.

     27.       Financial Data Schedule.
