Form 10-Q
period 1998-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1998-05-14
CIK 14827

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                            Delaware                                                       74-1673682
        --------------------------------------------------               ------------------------------------------------
        (State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                          organization)

                         757 N. Eldridge
                         Houston, Texas                                                       77079
        --------------------------------------------------               ------------------------------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of May 12, 1998: 184,150,213.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

----------------------------------------------------------------------------------------------------------
                                               Three Months Ended                  Six Months Ended
                                                     March 31,                         March 31,
                                            ----------------------------      ----------------------------
                                               1998             1997             1998             1997
----------------------------------------------------------------------------------------------------------
Revenues                                    $ 1,305,717      $ 1,413,731      $ 2,650,459      $ 2,908,868
Cost of operations                              956,724        1,054,350        1,938,083        2,165,648
                                            -----------      -----------      -----------      -----------
Gross profit                                    348,993          359,381          712,376          743,220
Selling, general and
  administrative expense                        186,831          206,627          377,450          426,664
Special credits, net                            (18,907)            --            (21,464)            --
                                            -----------      -----------      -----------      -----------
Income from operations                          181,069          152,754          356,390          316,556
Interest, net                                    36,623           43,654           72,242           88,910
Equity in earnings of
  unconsolidated affiliates                     (15,005)         (10,788)         (25,094)         (18,509)
                                            -----------      -----------      -----------      -----------
Income before income taxes, minority
  interest, extraordinary items
  and cumulative effects of changes
  in accounting principles                      159,451          119,888          309,242          246,155
Income taxes                                     63,781           47,955          123,697           98,462
Minority interest in income of
  consolidated subsidiaries                       2,327              978            5,444            4,858
                                            -----------      -----------      -----------      -----------
Income before extraordinary
  items and cumulative effects
  of changes in accounting
  principles                                     93,343           70,955          180,101          142,835
Extraordinary losses on redemptions
  of debt of unconsolidated affiliates,
  net of income tax benefits of $538
  and $1,677 for the fiscal 1998 and
  fiscal 1997 periods, respectively                 999            3,124              999            3,124
Cumulative effects of changes in
  accounting principles, net of
  income tax expense of $2,800 and
  benefit of $4,611                              (4,200)            --              9,563             --
                                            -----------      -----------      -----------      -----------
Net income                                  $    96,544      $    67,831      $   169,539      $   139,711
                                            ===========      ===========      ===========      ===========

(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

---------------------------------------------------------------------------------------------------------
                                           Three Months Ended                    Six Months Ended
                                                 March 31,                           March 31,
                                       ------------------------------      ------------------------------
                                           1998              1997              1998              1997
---------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic -
    Income before extraordinary
      items and cumulative effects
      of changes in accounting
      principles                       $       .504      $       .350      $       .957      $       .707
    Extraordinary items                       (.005)            (.015)            (.005)            (.015)
    Cumulative effects of changes
      in accounting principles                 .022              --               (.051)             --
                                       ------------      ------------      ------------      ------------
    Net income                         $       .521      $       .335      $       .901      $       .692
                                       ============      ============      ============      ============
  Diluted -
    Income before extraordinary
      items and cumulative effects
      of changes in accounting
      principles                       $       .501      $       .349      $       .951      $       .705
    Extraordinary items                       (.005)            (.015)            (.005)            (.015)
    Cumulative effects of changes
      in accounting principles                 .022              --               (.051)             --
                                       ------------      ------------      ------------      ------------
    Net income                         $       .518      $       .334      $       .895      $       .690
                                       ============      ============      ============      ============
Number of common shares used in
  computing earnings per share:

  Basic                                     185,247           202,244           188,110           201,875
                                       ============      ============      ============      ============

  Diluted                                   186,332           203,172           189,338           202,520
                                       ============      ============      ============      ============

Cash dividends per common share        $        .19      $        .17      $        .38      $        .34
                                       ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

---------------------------------------------------------------------------
                                                  March 31,   September 30,
                                                    1998         1997
                                                (Unaudited)
---------------------------------------------------------------------------
                                                      (In Thousands)
CURRENT ASSETS:
  Cash                                          $   73,550     $   78,746
  Short-term investments                            89,690          3,811
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $19,125 and $38,376              567,444        820,678
    Other                                           24,096         71,547
  Inventories                                       21,352         40,414
  Deferred income taxes                            100,330        117,404
  Prepayments and other                             62,233        112,063
                                                ----------     ----------
    Total current assets                           938,695      1,244,663
                                                ----------     ----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,159,967 and $2,512,196                   2,705,914      3,567,155
                                                ----------     ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $76,035 and $168,401                           599,307      1,418,827
  Other intangible assets, net of
    accumulated amortization of $81,578
    and $92,794                                     80,192         81,208
  Deferred income taxes                              1,345         50,057
  Investments in unconsolidated affiliates         509,612        235,559
  Other                                             66,452         80,823
                                                ----------     ----------
    Total other assets                           1,256,908      1,866,474
                                                ----------     ----------
    Total assets                                $4,901,517     $6,678,292
                                                ==========     ==========


    The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------
                                                  March 31,   September 30,
                                                    1998          1997
                                                 (Unaudited)
---------------------------------------------------------------------------------
CURRENT LIABILITIES:                      (In Thousands Except for Share Amounts)
  Notes payable and current portion of
    long-term debt                             $   116,744      $   151,736
  Accounts payable                                 302,546          496,733
  Accrued liabilities -
    Salaries and wages                              57,413          115,477
    Taxes, other than income                        32,358           58,112
    Other                                          398,137          414,601
  Income taxes                                      10,568           19,204
  Deferred revenues                                172,273          178,661
                                               -----------      -----------
    Total current liabilities                    1,090,039        1,434,524
                                               -----------      -----------
DEFERRED ITEMS:
  Accrued environmental and landfill costs         407,790          505,278
  Deferred income taxes                            114,965          149,803
  Other                                            170,978          252,762
                                               -----------      -----------
    Total deferred items                           693,733          907,843
                                               -----------      -----------
LONG-TERM DEBT, net of current portion           1,216,385        1,675,162
                                               -----------      -----------
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 213,391,772 and
    213,387,697 shares issued                       35,572           35,572
  Additional paid-in capital                     1,796,732        1,839,378
  Retained earnings                              1,241,389        1,080,810
  Treasury stock, 27,286,338 and 1,239,246
    shares, at cost                               (973,892)         (18,951)
  Stock and Employee Benefit Trust,
    6,082,492 and 7,252,452 shares                (198,441)        (276,046)
                                               -----------      -----------
    Total common stockholders' equity            1,901,360        2,660,763
                                               -----------      -----------
    Total liabilities and common
      stockholders' equity                     $ 4,901,517      $ 6,678,292
                                               ===========      ===========


    The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

------------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   March 31,
                                                            ------------------------
                                                               1998          1997
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 169,539      $ 139,711
                                                            ---------      ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization -
      Property and equipment                                  229,385        255,190
      Goodwill                                                 18,495         22,172
      Other intangible assets                                  10,762         13,271
    Special credits, net                                      (21,464)          --
    Cumulative effects of changes in accounting
      principles                                                9,563           --
    Deferred income tax expense                                15,639         25,462
    Amortization of deferred investment tax credit               (354)          (354)
    Provision for losses on accounts receivable                15,040         16,623
    Gains on sales of fixed assets                             (1,148)        (4,773)
    Equity in earnings of unconsolidated affiliates,
      net of dividends received and extraordinary items         2,030         (9,603)
    Minority interest in income of consolidated
      subsidiaries, net of dividends paid                       3,810          4,829
    Increase (decrease) in cash from changes in
      assets and liabilities excluding effects
      of acquisitions and divestitures -
        Trade receivables                                      (5,942)       (32,378)
        Inventories                                            (6,623)          (855)
        Other assets                                           82,214         32,747
        Other liabilities                                    (145,005)       (94,865)
                                                            ---------      ---------
    Total adjustments                                         206,402        227,466
                                                            ---------      ---------
   Net cash provided by operating activities                  375,941        367,177
                                                            ---------      ---------

    (Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

------------------------------------------------------------------------------------
                                                              Six Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                           1998              1997
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (227,400)        (212,667)
  Payments for businesses acquired                          (21,509)          (3,712)
  Proceeds from businesses divested                         990,960             --
  Investments in unconsolidated affiliates                  (35,900)          (9,658)
  Proceeds from disposition of assets                        29,536           20,070
  Purchases of short-term investments                      (103,330)            --
  Sales of short-term investments                              --             21,973
  Return of investment in unconsolidated affiliates          28,304           21,502
                                                        -----------      -----------
  Net cash provided by (used in)
     investing activities                                   660,661         (162,492)
                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                    28,776           20,337
  Proceeds from issuance of indebtedness                     27,122          111,551
  Repayments of indebtedness                                (67,391)        (299,516)
  Repurchases of common stock                              (954,675)            --
  Dividends paid                                            (74,800)         (68,505)
                                                        -----------      -----------
  Net cash used in financing activities                  (1,040,968)        (236,133)
                                                        -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES                                (830)          (2,887)
                                                        -----------      -----------
NET DECREASE IN CASH                                         (5,196)         (34,335)
CASH AT BEGINNING OF PERIOD                                  78,746          110,224
                                                        -----------      -----------
CASH AT END OF PERIOD                                   $    73,550      $    75,889
                                                        ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts                  $    77,678      $    94,010
  Income taxes                                          $    81,513      $    93,521

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

     The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share (in thousands):

                                                Six Months Ended
                                                   March 31,
                                             ----------------------
                                               1998          1997
                                             --------      --------
Common shares outstanding, end of period      186,105       212,294
Less - Shares held in the Stock and
  Employee Benefit Trust                       (6,082)       (9,642)
                                             --------      --------
Common shares outstanding for purposes
  of computing earnings per share, end
  of period                                   180,023       202,652
Effect of using weighted average common
  shares outstanding                            8,087          (777)
                                             --------      --------
Shares used in computing earnings per
  share - basic                               188,110       201,875
Effect of shares issuable under stock
  option plans based on the treasury
  stock method                                  1,228           645
                                             --------      --------
Shares used in computing earnings
  per share - diluted                         189,338       202,520
                                             ========      ========

     Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") are not considered to be outstanding in the computation of common shares outstanding until shares are utilized at the Company's option for the purposes for which the Trust was established.

     Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase 2.9 million shares of common stock at prices ranging from $34.00 to $43.38 per share were outstanding during the first six months of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

(3)  Special Credits, net -

     Special credits of $21.5 million ($12.9 million after income taxes or $.07 per share) were reported for the six-month period ended March 31, 1998. These special credits are related principally to the estimated gain of $18 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of expenses, has been deferred in connection with the Company's continuing investment in SITA.

     The Company's consolidated results of operations on an unaudited pro forma basis for the six-month periods ended March 31, 1998 and 1997, respectively, as though the sale of the operations outside North America had occurred on October 1, 1996 are as follows (in thousands, except per share amounts):

                                                  Six Months Ended
                                                      March 31,
                                          -------------------------------
                                                  1998          1997
                                          -------------     -------------
Pro forma revenues                        $   2,020,862     $   2,151,480

Pro forma income before extraordinary
  items and cumulative effects of
  changes in accounting principles              159,411           141,151

Pro forma earnings per shares (i) -
  Basic                                   $         .85     $         .70
  Diluted                                 $         .84     $         .70

------------
(i) Excluding the after-tax impact of special credits, earnings per share amounts for the six months ended March 31, 1998 were:

                                                    Actual      Pro forma
                                                   -------      ---------
                 Basic                              $.89          $.85
                 Diluted                            $.88          $.84

     These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the sale of the international operations been consummated on October 1, 1996, nor should they be viewed as indicative of future results of operations. In addition, these pro forma amounts give no effect to earnings from the Company's equity investment in SITA. Had estimated earnings from the Company's investment in SITA been considered in the Company pro forma results of operations presented above, management believes that pro forma earnings per share amounts would have exceeded the related historical earnings per share amounts.

     The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

(4)  Extraordinary Item -

     During the second quarter of fiscal 1998, one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Southeastern Connecticut, incurred a pre-tax charge of $3.1 million associated with its obligation to redeem approximately $90 million principal amount of 1988 Series A Bonds in November 1998. As a result, the Company has reflected an extraordinary charge, after tax, of $999,000 (or approximately $.005 per share) in its consolidated statement of income for the quarter ended March 31, 1998, related to its 50% ownership interest in this affiliate. Interest is payable on the 1988 Series A Bonds at a weighted average interest rate of approximately 7.9%, compared with the weighted average interest rate of approximately 5.1% for the new bonds, which mature in 2015.

(5)  Cumulative Effects of Changes in Accounting Principles -

     On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.073 per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

     During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company has changed its method of calculating the value of assets of its plan from a calculation which recognized changes in fair value of assets over five years to recognition of changes in fair value immediately. The Company has also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.022 diluted earnings per share, as the cumulative effect of a change in accounting principle.

(6)  Business Combinations -

     During the current fiscal year, the Company paid approximately $21.8 million (including additional amounts payable, principally to former owners, of $0.2 million) to acquire 16 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $0.2 million and other liabilities of $1.0 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

(7)  Long-Term Debt -

     Long-term debt at March 31, 1998 and September 30, 1997, was as follows (in thousands):

                                        March 31,    September 30,
                                          1998           1997
                                       ----------    -------------
Senior indebtedness:
  6.10% Senior Notes, net of
    unamortized discount of $1,102
    and $1,218                         $  155,587     $  155,471
  6.375% Senior Notes, net of
    unamortized discount of $1,433
    and $1,507                            159,767        159,693
  7 7/8% Senior Notes, net of
    unamortized discount of $182
    and $195                               69,319         69,306
  7.40% Debentures, net of
    unamortized discount of
    $1,743 and $1,767                     358,257        358,233
  9 1/4% Debentures                        99,500         99,500
  Solid waste revenue bond
    obligations                           220,009        219,974
  Other notes payable                     270,690        505,674
                                       ----------     ----------
                                        1,333,129      1,567,851
  Commercial paper and short-term
    facilities to be refinanced              --          259,047
                                       ----------     ----------
  Total long-term debt                  1,333,129      1,826,898
  Less current portion                    116,744        151,736
                                       ----------     ----------
  Long-term debt, net of current
    portion                            $1,216,385     $1,675,162
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

     The Company has received the necessary approvals from the respective participating banks for the amendment of its net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million Multicurrency Revolving Credit Agreement, effective March 31, 1998. The definition of consolidated net worth has been amended to (i) include on a pro forma basis the $409.7 million of common stock to be issued upon the maturity of the Automatic Common Exchange Securities in June 1998 and (ii) to reduce the consolidated net worth requirement to $1.2 billion for the remainder of fiscal 1998.

     It was the Company's intention to refinance certain commercial paper balances and other outstanding borrowings classified as long-term debt as of September 30, 1997 through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing was not arranged. As of September 30, 1997, there were commercial paper balances and other outstanding borrowings classified as long-term debt in Germany of approximately $259 million.

     As of March 31, 1998, distributions from retained earnings could not exceed $1.15 billion under the most restrictive of the Company's net worth maintenance requirements as recently amended.

(8)  Common Stock Repurchase Program -

     As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, was substantially complete as of March 31, 1998. Through March 31, 1998, the Company had repurchased approximately 26 million shares of its common stock under both phases of this program.

     In late March 1998, coincident with the announcement of completion of the sale of its operations outside North America to SITA, the Company announced that its Board of Directors had approved a $500 million increase to the current stock repurchase program permitting the Company to repurchase additional shares of its common stock. It is anticipated that this expanded share repurchase program will be completed on or before December 31, 1998.

(9)  Commitments and Contingencies -

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

(10)  Automatic Common Exchange Securities -

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

RESULTS OF OPERATIONS


     Net income for the six months ended March 31, 1998, was $167.2 million ($.883 diluted earnings per share), before special credits, extraordinary charge and the cumulative effects of changes in accounting principles, on consolidated revenues of $2.650 billion. These results compare with net income before extraordinary charge for the first six months of fiscal 1997 of $142.8 million ($.705 diluted earnings per share on a restated basis) on consolidated revenues of $2.909 billion. The per share increase from the comparable prior year six-month period of $.178 represents a 25% increase in per share results.

     The results for the first six months of fiscal 1998 reflect pre-tax special credits of $21.5 million ($12.9 million, net of income taxes), related principally to the gain associated with the sale of substantially all of the Company's operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. The transaction was completed at the end of March 1998. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste.

     The current year results also include a net after-tax charge of $.051 diluted earnings per share related to the cumulative effects of changes in accounting principles. This charge related to (i) the write-off of previously capitalized business process reengineering costs of approximately $21 million ($13.8 million after-tax, or $.073 diluted earnings per share) as a result of a November 1997 consensus ruling issued by the Emerging Issues Task Force of the Financial Accounting Standards Board offset partially by (ii) the adoption of a preferable method of accounting for employee retirement plan costs that more closely matches current economic realities, which resulted in the recognition of an after-tax credit of $4.2 million, or $.022 diluted earnings per share.

     Extraordinary charges of $.005 and $.015 diluted earnings per share were recorded in the second quarters of both fiscal years 1998 and 1997, respectively, associated with the redemption and refinancing of debt by unconsolidated affiliates of the Company.

     Net income after considering special credits, extraordinary charge and the accounting changes was $169.5 million ($.895 diluted earnings per share) for the first six months of fiscal 1998 compared with net income, after considering an extraordinary charge, of $139.7 million ($.690 diluted earnings per share on a restated basis) for the comparable period of the prior year.

     Fiscal 1998 year-to-date results, compared with the same period of last year, before special credits, extraordinary charges and cumulative effects of changes in accounting principles, were favorably affected by improved operating profit in the Company's North American operations, which resulted principally from actions taken in fiscal 1997 to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) divest underperforming operations and assets and (3) improve customer pricing. Similar actions taken in the Company's international operations began to impact favorably the Company's international operating results. A slight increase in earnings of the Company's international operations was experienced in the first half of fiscal 1998 as compared with the same period of the prior year.

     To improve the Company's long-term competitiveness in the industry and attain performance approaching its fiscal 1998 milestones, the Company recently announced a cost reduction program that is expected to reduce expense by $30 million during the second half of fiscal 1998 (before considering severance costs) and have an annualized effect of over $80 million. The cost reduction program being executed will reduce the Company's North American overhead structure and was undertaken based on initiatives developed over the last several quarters. Under this cost reduction program, the Company is also continuing to pursue field facility and functional consolidation and other actions, which will impact operating costs.

     The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                          Six Months Ended
                                        --------------------   Year Ended
                                        3/31/98    3/31/97       9/30/97
                                       --------   ---------    ----------
Profitability Margins:
  Gross profit                            26.9%     25.6%        25.8%
  Income from operations before
    special charges/credits               12.6%     10.9%        11.8%
  Income from operations                  13.4%     10.9%        10.4%
  Income before income taxes,
    minority interest, extraordinary
    items and cumulative effects of
    changes in accounting principles      11.7%      8.5%         8.6%
  Net income before special
    charges/credits, extraordinary
    items and cumulative effects of
    changes in accounting principles (1)   6.3%      4.9%         5.8%
  Net income (1)                           6.4%      4.8%         4.6%

Other Financial Information:
  Return on Gross Assets -
    Year-to-date basis                     6.71%     5.48%       11.9%
    Annualized basis                      13.42%    10.96%       11.9%
  Ratio of earnings to fixed
    charges before special
    charges/credits (1)                    3.40      2.78         3.31
  Ratio of earnings to fixed
    charges (1)                            3.59      2.78         2.98

------------
  (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million to be received in the future under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (10) of Notes to Consolidated Financial Statements.)

     Improvement was reflected in all of the profitability margins presented above for the six months ended March 31, 1998 compared with the same period of the prior year. Profitability margins in the first half of fiscal 1998 were affected favorably by the divestiture of underperforming operations and assets, which occurred principally in the latter half of fiscal 1997. Improvement in the North American income from operations margin was noted in each of the Company's core businesses. Reduced SG&A expenses as a percentage of revenues also affected favorably the North American income from operations margin. However, the improvement in profitability margins was offset somewhat in the current year by the loss incurred at the Company's wholly-owned waste-to-energy facility in Chester, Pennsylvania (acquired in April 1997). This loss was attributable principally to planned and unplanned outages at the facility and additional compensation expense, a portion of which was nonrecurring, recorded during the first quarter of fiscal 1998. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, increased to approximately $70 per ton in the first six months of the current year from approximately $61 per ton in the comparable period last year. In the Company's international operations, the gross profit margin and the income from operations margins improved slightly in the current year compared with the same period of the prior year.

     The Company's goals and actions in fiscal 1998 continue to align the Company's performance with its stockholders' interests. In addition, incentive compensation plans continue to link employees to common goals and reward them only as stockholders and customers benefit from improved performance by the Company. The fiscal 1998 milestones for both the total Company and its North American operations compared with actual performance for the first six months of fiscal year 1998 are as follows:

                              Total Company            North America
                        -----------------------   -----------------------
                          Fiscal     First Six      Fiscal     First Six
                           1998      Months of       1998      Months of
                        Milestone   Fiscal 1998    Milestone  Fiscal 1998
                        ---------  ------------   ---------   -----------
SG&A as a percent
  of revenues             13.5%        14.2%        13.5%        14.3%
Operating profit
  margin (1)              13.8%        12.6%        15.0%        14.1%
Revenue growth (2) -
  Internal                 3.5%          --%         4.0%          --%
  Acquisitions             1.0%         1.9%         1.0%         1.9%
                          ----         ----         ----         ----
    Total                  4.5%         1.9%         5.0%         1.9%

Return on Gross Assets -
  Year-to-date basis                    6.7%                      7.0%
  Annualized basis        13.3%        13.4%        14.7%        14.0%

------------
     (1)      Excluding special credits, net.

     (2) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange.

     Since the Company's performance for the first half of fiscal 1998 fell short of fiscal 1998 milestones, the achievement of these milestones over the remainder of fiscal 1998 has become even more challenging. The Company currently believes it will be unable to achieve its revenue growth milestones due to the lack of internal revenue growth during the first half of fiscal 1998. Achieving the $30 million of targeted cost reductions in the last half of fiscal 1998 is essential to accomplishing or approaching the remaining milestones.

     The fiscal year milestones for SG&A as a percent of revenues are very aggressive considering the increased costs related to staffing for implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. The Company began to experience these costs in the first three months of fiscal 1998. These costs increased approximately $8.5 million over the first six months of the prior fiscal year as the new system was implemented and amortization commenced on January 1, 1998. Additionally, the impact of these costs and the expensing of reengineering costs over the remainder of the year, offset partially by lower costs being amortized as a result of the charge associated with the change in accounting principle related to reengineering costs, is expected to increase SG&A expense by an additional $16 million in the last half of the current fiscal year compared with the same period of the prior year. The ability to achieve this milestone is also closely linked to the Company's cost reduction targets and revenue growth.

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

     Operating cash flow - the sum of (i) net income before extraordinary items and cumulative effect of a change in accounting principle, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal years 1996 and 1997). Special credits have been excluded for purposes of this computation.

     Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $45 million and $96 million at March 31, 1998, and September 30, 1997, respectively) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein,
     (ii) accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $336 million at March 31, 1998) and (iii) deferred income tax liabilities.

     Gross assets in the ROGA computations for the first six months of a fiscal year is the average of the applicable beginning of year and end of first and second quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period.

     Total assets decreased significantly from $6.68 billion at September 30, 1997 to $4.90 billion at March 31, 1998, principally due to the sale of operations outside North America to SITA. Average gross assets of approximately $6.77 billion in the computation of ROGA resulted from the significant decrease in gross assets at March 31, 1998, compared with September 30, 1997 ($7.68 billion).

     EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $594 million for the first six months of fiscal 1998 as compared with $607 million for the first six months of last year. The current year decline in EBITDA is principally attributable to the divestiture of business operations by the Company during fiscal 1997. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

Revenues -

     Revenues for the six months ended March 31, 1998, were $2.65 billion, an 8.9% decrease from the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                        Six Months Ended
                                     ----------------------     %
                                       3/31/98     3/31/97    Change
                                     ----------  ----------  --------
North American Operations
 (including Canada) -
  Collection Services -
    Solid Waste                      $1,354,369  $1,472,093   (8.0)%

  Transfer and Disposal -
    Solid Waste
      Unaffiliated customers            264,961     271,544   (2.4)%
      Affiliated companies              256,796     254,851    0.8 %
                                     ----------  ----------
                                        521,757     526,395   (0.9)%

  Recycling Services                    241,799     266,565   (9.3)%
  Medical Waste Services                 98,694      99,723   (1.0)%
  Services Group and Other               57,670      41,555   38.8 %
  Elimination of affiliated
    companies' revenues                (256,796)   (254,851)   0.8 %
                                     ----------  ----------
  Total North American Operations     2,017,493   2,151,480   (6.2)%

International Operations                632,966     757,388  (16.4)%
                                     ----------  ----------
  Total Company                      $2,650,459  $2,908,868   (8.9)%
                                     ==========  ==========

     As the table below reflects, lower revenues for the six months ended March 31, 1998, were due principally to the decline related to the divestiture of business operations and foreign currency exchange.

                                              Changes in Revenue for
                                                 Six Months Ended
                                                    March 31,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------
     Price                                     1.4%          1.1%
     Volume                                   (1.4)          1.2
     Acquisitions                              1.9           3.2
     Divestitures                             (8.2)         (0.2)
     Foreign currency translation             (2.6)         (1.6)
                                             -----          ----
       Total Percentage Change                (8.9)%         3.7%
                                             =====          ====

     As shown above, the divestiture of business operations, principally in the latter half of fiscal 1997, resulted in a significant reduction in revenues for the first six months of fiscal 1998 compared with the same period of last year. Foreign currency translation also resulted in reduced revenues in the current quarter as the U.S. dollar strengthened against local currencies in the Company's international operations, principally in Germany, the Netherlands, Spain and Australia. Further, the Company experienced a decline in revenues due to volume between these two periods due largely to the loss of (1) certain municipal contracts put out to bid that were not re-awarded to the Company and
(2) certain small container work for schools, post offices, city-controlled apartment projects and other government-owned buildings. These revenue declines were offset by increases in revenues due to pricing, principally in the North American collection and recycling operations, and due to acquisitions.

     In order to achieve greater internal revenue growth in the future, the Company named marketplace revenue managers and redeployed 175 additional outside sales personnel in various markets, as deemed appropriate, in order to generate additional new business. The Company also is implementing more aggressive price increases in certain customer segments and marketplaces and is competitively pricing business in general business and small container government contract work to maintain route density. The Company will continue to exercise pricing discipline on municipal contracts and, as a result, may continue to lose more of this work than contemplated. Lastly, the Company is aggressively pursuing additional third party volumes via reciprocal waste disposal agreements with other companies.

Cost of Operations -

     The following table reflects the portion of cost of operations associated with depreciation and amortization expense for the periods presented:

                                              Six Months Ended March 31,
                                        --------------------------------------
                                                  Revenue              Revenue
                                          1998       %         1997       %
                                       ---------  -------  ----------  -------
                                            (Dollar amounts in thousands)
   Cost of operations, excluding
     depreciation and amortization
     expense                          $1,725,426   65.1%   $1,925,007   66.2%
   Depreciation and amortization
     expense                             212,657    8.0%      240,641    8.2%
                                      ----------   ----    ----------   -----
        Total                         $1,938,083   73.1%   $2,165,648   74.4%
                                      ==========   ====    ==========   =====

     Cost of operations decreased $228 million or 10.5% for the first six months of fiscal 1998, compared with the same period of the prior year. Most of the decrease in cost of operations is attributable to the impact of divestitures of certain business operations and assets and the operating cost reduction program implemented in fiscal 1997. As a result of this cost reduction program, the Company reduced its operating headcount through the re-routing of trucks, consolidations and closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory personnel.

Selling, General and Administrative Expense -

     The following table reflects the portion of SG&A expense associated with depreciation and amortization expense for the periods presented:

                                         Six Months Ended March 31,
                                   --------------------------------------
                                             Revenue              Revenue
                                     1998       %         1997       %
                                  ---------  -------   ---------  -------
                                       (Dollar amounts in thousands)
SG&A, excluding depreciation and
  amortization expense            $331,465    12.5%    $376,672    13.0%
Depreciation and amortization
  expense                           45,985     1.7%      49,992     1.7%
                                  --------    ----     --------    ----
    Total                         $377,450    14.2%    $426,664    14.7%
                                  ========    ====     ========    ====

     SG&A expense decreased $49 million for the first six months of fiscal 1998, a decrease of 11.5% from the same period last year. The decrease in SG&A was driven largely by the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency implemented in fiscal 1997. This decrease was offset partially by higher costs related to implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. Although the Company began to experience these costs in the first three months of fiscal 1998, the full effect was reflected in the second quarter since the new SAP software system was implemented in January 1998.

Special Credits, net -

     Special credits of $21.5 million ($12.9 million after income taxes or $.07 per share) were reported for the six-month period ended March 31, 1998. These special credits are related principally to the estimated gain of $18 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of expenses, has been deferred in connection with the Company's continuing investment in SITA. The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

Net Interest Expense -

     Net interest expense decreased $16.7 million or 18.7% for the first six months of fiscal 1998 compared with the same period of the prior year as a result of the decrease in average debt outstanding between the periods. The decrease was driven principally by the $999.8 million reduction in debt during fiscal 1997, largely as a result of cash proceeds from businesses divested, increased cash flow from improved operating performance and the limitation on capital spending in fiscal 1997 and during the first quarter of fiscal 1998. The reduction in net interest expense was offset partially by increased interest expense from additional borrowings associated with the Company's common stock repurchase program commenced in the first quarter of fiscal 1998, under which the Company had acquired approximately 26 million shares through March 31, 1998.

Equity in Earnings of Unconsolidated Affiliates -

     Equity in earnings of unconsolidated affiliates increased $6.6 million between the periods primarily due to improved earnings from the Company's North American waste-to-energy and, to a lesser extent, Hong Kong equity affiliates.

Minority Interest in Income of Consolidated Subsidiaries -

     The increase in minority interest in income of consolidated subsidiaries was not significant, $0.6 million for the first six months of fiscal 1998 compared with the same period of last year.

Extraordinary Item -

     During the second quarter of fiscal 1998, one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Southeastern Connecticut, incurred a pre-tax charge of $3.1 million associated with its obligation to redeem approximately $90 million principal amount of

1988 Series A Bonds in November 1998. As a result, the Company has reflected an extraordinary charge, after-tax, of $999,000 (or approximately $.005 per share) in its consolidated statement of income for the quarter ended March 31, 1998, related to its 50% ownership interest in this affiliate. Interest is payable on the 1988 Series A Bonds at a weighted average interest rate of approximately 7.9%, compared with the weighted average interest rate of approximately 5.1% for the new bonds, which mature in 2015.

Cumulative Effects of Changes in Accounting Principles -

     On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.073 diluted earnings per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

     During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No.87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company has changed its method of calculating the value of assets of its plan from a calculation that recognized changes in fair value of assets over five years to recognition of changes in fair value immediately. The Company has also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.022 diluted earnings per share, as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $189.9 million at September 30, 1997, compared with a deficit of $151.3 million at March 31, 1998. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

     As discussed in Note (10) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. These securities are not included on the Company's balance sheet; an increase in common stockholders' equity will be reflected when cash proceeds totaling over $400 million are received by the Company no later than June 30, 1998.

     As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of the Company's two-part program to buy back $1 billion of its common stock. The second phase of this program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, was substantially complete as of March 31, 1998. Through March 31, 1998, the Company had repurchased approximately 26 million shares of its common stock under both phases of this program.

     In late March 1998, coincident with the announcement of completion of the sale of its operations outside North America to SITA, the Company announced that its Board of Directors had approved a $500 million increase to the current stock repurchase program permitting the Company to repurchase additional shares of its common stock. It is anticipated that this expanded share repurchase program will be completed on or before December 31, 1998.

     During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500,000,000 and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement. In addition, the Company has received the necessary approvals from the respective participating banks for the amendment of its net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million Multicurrency Revolving Credit Agreement, effective March 31, 1998. The definition of consolidated net worth has been amended (i) to include on a pro forma basis the $409.7 million of common stock to be issued upon the maturity of the Automatic Common Exchange Securities in June 1998 and (ii) to reduce the consolidated net worth requirement to $1.2 billion for the remainder of fiscal 1998.

     Long-term indebtedness including the current portion of long-term debt as a percentage of total capitalization was 41% as of March 31, 1998 and September 30, 1997. The ratio would have been 29% at March 31, 1998, on a pro forma basis assuming that under the provisions related to the Automatic Common Exchange Securities, cash proceeds of $409.7 million were paid to the Company to purchase common stock and such proceeds were utilized to repay long-term debt.

     The capital appropriations budget for fiscal 1998 was established at $550 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. This is a slight increase from the $527 million level of capital expenditures in fiscal 1997 and is reflective of the continued emphasis on internal rather than external growth. Capital expenditures through March 31, 1998 were approximately $239 million.

     In March 1998, the Company's merger of its operations outside North America with SITA, a subsidiary of Suez Lyonnaise des Eaux, was completed. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. The Company immediately used the proceeds from the transaction principally to pay down outstanding debt. Additionally, the Company is implementing a prudent, returns-driven, external growth strategy as a result of this transaction and the recent streamlining of North American operations.

     As of March 31, 1998, there have been significant changes in balance sheet caption amounts compared with September 30, 1997, principally as a result of (i) the sale of substantially all of the Company's operations outside North America to SITA in March 1998 and the associated investment in ordinary shares of SITA and (ii) the common stock repurchase program. There have been no other material changes in the Company's financial condition from that reported at September 30, 1997, except as disclosed herein.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, and other filings, a subsidiary of the Company, CECOS International, Inc. ("CECOS") is party to a consent order with the U.S. Environmental Protection Agency ("USEPA"), one aspect of which concerns a leachate pretreatment system that CECOS agreed to construct at one of its closed facilities. By letter dated March 16, 1994, the USEPA demanded $528,500 in stipulated penalties due to CECOS's alleged failure to commence timely start-up of the leachate pretreatment system that is presently in operation. On March 28, 1996, the USEPA filed a lawsuit styled United States of America v. CECOS International, Inc. in the United States District Court for the Southern District of Ohio, seeking payment of such stipulated penalties. On March 31, 1998, the court entered a judgment against the Company and ordered the Company to pay a penalty in the amount of $64,000.

In addition to above described litigation, the Company and certain subsidiaries are involved in various administrative matters or litigation, including original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities of certain landfill disposal facilities, environmental proceedings relating to governmental actions resulting from the involvement of various subsidiaries of the Company with certain waste sites (including Superfund sites), personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 4, 1998, the Company held its Annual Meeting of Stockholders. The matters voted on were (1) the election of three directors to serve for three-year terms, and (2) the approval of the selection of Arthur Andersen LLP as auditors for the Company's 1998 fiscal year.

In the election for directors, William T. Butler received 168,754,553 votes and 1,539,109 votes were withheld; Joseph L. Roberts, Jr. received 168,692,748 votes and 1,600,914 votes were withheld; and Marina v.N. Whitman received 168,692,814 votes and 1,600,848 votes where withheld. In the approval of auditors, the holders of 169,363,162 shares voted for, the holders of 442,905 shares voted against, and the holders of 487,595 shares abstained from voting on the matter. There were no broker nonvotes on any of the proposals presented at the 1998 Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         2. Stock Purchase Agreement, dated as of February 16, 1998, among the Company, BFI International, Inc., Suez Lyonnaise des Eaux, S.A. and Sita, S.A.

         10. Shareholders Agreement, dated as of March 31, 1998, between the Company and Suez Lyonnaise des Eaux, S.A.

         12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

         18. Letter from Arthur Andersen LLP regarding Company's Change in Method of Accounting.

         27.   Financial Data Schedule.

(b)      Reports on Form 8-K:

         A Report on Form 8-K dated March 31, 1998 was filed pursuant to "Item
         2. Acquisition or Disposition of Assets", whereby the Company disclosed that it had completed the merger of its operations outside of North America with SITA, a Paris-based waste services company, and also filed unaudited pro forma consolidated statements of operations and balance sheet giving effect to the transaction and certain common stock repurchases pursuant to the Company's previously announced stock buyback program.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              BROWNING-FERRIS INDUSTRIES, INC.
                                                         (Company)

                                                     /s/ Bruce E. Ranck
                                             -----------------------------------
                                                       Bruce E. Ranck
                                                       President and
                                                  Chief Executive Officer

                                                   /s/ Jeffrey E. Curtiss
                                             -----------------------------------
                                                     Jeffrey E. Curtiss
                                                 Senior Vice President and
                                                  Chief Financial Officer


Date:  May 13, 1998

                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------
  2.           Stock Purchase Agreement, dated as of February 16, 1998, among the Company, BFI International, Inc., Suez Lyonnaise des Eaux,
               S.A. and Sita, S.A.

  10.          Shareholders Agreement, dated as of March 31, 1998, between the
               Company and Suez Lyonnaise des Eaux, S.A.

  12.          Computation of Ratio of Earnings to Fixed Charges of
               Browning-Ferris Industries, Inc. and Subsidiaries.

  18.          Letter from Arthur Andersen LLP regarding Company's Change in
               Method of Accounting.

  27.          Financial Data Schedule.