Form 10-Q
period 1998-06-30
BROWNING FERRIS INDUSTRIES INC
filed 1998-08-13
CIK 14827

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR


 [ ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from              to
                               ------------    -----------
Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                            Delaware                                                       74-1673682
        --------------------------------------------------               ------------------------------------------------
        (State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                          organization)

                         757 N. Eldridge                                                      77079
                         Houston, Texas
        --------------------------------------------------               ------------------------------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of August 11, 1998: 173,766,713.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

------------------------------------------------------------------------------------------

                                               Three Months Ended      Nine Months Ended
                                                    June 30,                June 30,
                                             ----------------------  ---------------------
                                                1998        1997        1998       1997
------------------------------------------------------------------------------------------
Revenues                                    $1,042,648  $1,471,252  $3,693,107  $4,380,120
Cost of operations                             749,012   1,095,201   2,687,095   3,260,849
                                            ----------  ----------  ----------  ----------
Gross profit                                   293,636     376,051   1,006,012   1,119,271
Selling, general and
  administrative expense                       152,058     194,267     529,508     620,931
Special charges (credits), net                      --      84,127     (21,464)     84,127
                                            ----------  ----------  ----------  ----------
Income from operations                         141,578      97,657     497,968     414,213
Interest, net                                   22,718      39,905      94,960     128,815
Equity in earnings of
  unconsolidated affiliates                    (19,283)    (18,969)    (44,377)    (37,478)
                                            ----------  ----------  ----------  ----------
Income before income taxes, minority
  interest, extraordinary items
  and cumulative effects of changes
  in accounting principles                     138,143      76,721     447,385     322,876
Income taxes                                    53,453      30,688     177,150     129,150
Minority interest in income of
  consolidated subsidiaries                        489       4,107       5,933       8,965
                                            ----------  ----------  ----------  ----------
Income before extraordinary items
  and cumulative effects of changes
  in accounting principles                      84,201      41,926     264,302     184,761
Extraordinary losses on redemptions
  of debt of unconsolidated affiliates,
  net of income tax benefits of $538
  and $1,677 for the fiscal 1998 and
  fiscal 1997 periods, respectively                 --          --         999       3,124
Extraordinary loss on redemption of debt,
  net of income tax benefit of $908                 --       1,685          --       1,685
Cumulative effects of changes in
  accounting principles, net of
  income tax benefit of $4,611                      --          --       9,563          --
                                            ----------  ----------  ----------  ----------
Net income                                  $   84,201  $   40,241  $  253,740  $  179,952
                                            ==========  ==========  ==========  ==========

(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                   (In Thousands Except for Per Share Amounts)

------------------------------------------------------------------------------------------
                                               Three Months Ended      Nine Months Ended
                                                     June 30,                June 30,
                                             ----------------------  ---------------------
                                                1998        1997        1998        1997
------------------------------------------------------------------------------------------
Earnings per share:
  Basic -
    Income before extraordinary
      items and cumulative effects
      of changes in accounting
      principles                               $  .483     $  .206     $ 1.440     $  .914
    Extraordinary items                             --       (.008)      (.005)      (.024)
    Cumulative effects of changes
      in accounting principles                      --          --       (.052)         --
                                               -------     -------     -------     -------
    Net income                                 $  .483     $  .198     $ 1.383     $  .890
                                               =======     =======     =======     =======
  Diluted -
    Income before extraordinary
      items and cumulative effects
      of changes in accounting
      principles                               $  .480     $  .205     $ 1.431     $  .910
    Extraordinary items                             --       (.008)      (.005)      (.024)
    Cumulative effects of changes
      in accounting principles                      --          --       (.052)         --
                                               -------     -------     -------     -------
    Net income                                 $  .480     $  .197     $ 1.374     $  .886
                                               =======     =======     =======     =======
Number of common shares used in
computing earnings per share:

  Basic                                        174,297     203,043     183,504     202,264
                                               =======     =======     =======     =======

  Diluted                                      175,361     204,020     184,677     203,019
                                               =======     =======     =======     =======

Cash dividends per common share                $   .19     $   .17     $   .57     $   .51
                                               =======     =======     =======     =======

    The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

-------------------------------------------------------------------------------

                                                 June 30,      September 30,
                                                   1998            1997
                                               (Unaudited)
-------------------------------------------------------------------------------
                                                       (In Thousands)
CURRENT ASSETS:
  Cash                                          $   46,798     $   78,746
  Short-term investments                            62,907          3,811
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $22,617 and $38,376              584,926        820,678
    Other                                           22,497         71,547
  Inventories                                       19,884         40,414
  Deferred income taxes                             84,515        117,404
  Prepayments and other                             54,529        112,063
                                                ----------     ----------
    Total current assets                           876,056      1,244,663
                                                ----------     ----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,196,862 and $2,512,196                   2,674,060      3,567,155
                                                ----------     ----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $78,639 and $168,401                           595,510      1,418,827
  Other intangible assets, net of
    accumulated amortization of $81,941
    and $92,794                                     80,290         81,208
  Deferred income taxes                             18,886         50,057
  Investments in unconsolidated affiliates         490,109        235,559
  Other                                             63,037         80,823
                                                ----------     ----------
    Total other assets                           1,247,832      1,866,474
                                                ----------     ----------
    Total assets                                $4,797,948     $6,678,292
                                                ==========     ==========

    The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                June 30,      September 30,
                                                  1998            1997
                                               (Unaudited)
-------------------------------------------------------------------------------
CURRENT LIABILITIES:               (In Thousands Except for Share Amounts)
  Notes payable and current portion of
    long-term debt                             $    10,752      $   151,736
  Accounts payable                                 287,492          496,733
  Accrued liabilities -
    Salaries and wages                              42,907          115,477
    Taxes, other than income                        34,655           58,112
    Other                                          368,632          414,601
  Income taxes                                       7,426           19,204
  Deferred revenues                                173,796          178,661
                                               -----------      -----------
    Total current liabilities                      925,660        1,434,524
                                               -----------      -----------
DEFERRED ITEMS:
  Accrued environmental and landfill costs         433,605          505,278
  Deferred income taxes                            104,901          149,803
  Other                                            195,686          252,762
                                               -----------      -----------
    Total deferred items                           734,192          907,843
                                               -----------      -----------
LONG-TERM DEBT, net of current portion           1,307,126        1,675,162
                                               -----------      -----------
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 207,788,244 and
    213,387,697 shares issued                       34,638           35,572
  Additional paid-in capital                     1,616,840        1,839,378
  Retained earnings                              1,295,194        1,080,810
  Treasury stock, 31,563,943 and 1,239,246
    shares, at cost                             (1,115,702)         (18,951)
  Stock and Employee Benefit Trust,
    7,252,452 shares at yearend 1997                    --         (276,046)
                                               -----------      -----------
    Total common stockholders' equity            1,830,970        2,660,763
                                               -----------      -----------
    Total liabilities and common
      stockholders' equity                     $ 4,797,948      $ 6,678,292
                                               ===========      ===========

The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)
   ---------------------------------------------------------------------------

                                                          Nine Months Ended
                                                              June 30,
                                                        ---------------------
                                                            1998       1997
    ---------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                        $  253,740  $ 179,952
                                                        ----------  ---------
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization -
          Property and equipment                           327,657    381,268
          Goodwill                                          24,430     33,317
          Other intangible assets                           12,511     19,191
        Special charges (credits), net                     (21,464)    84,127
        Cumulative effects of changes in accounting
          principles                                         9,563         --
        Deferred income tax expense                          7,522      7,235
        Amortization of deferred investment tax credit        (530)      (530)
        Provision for losses on accounts receivable         16,191     23,444
        Gains on sales of fixed assets                      (2,180)    (5,669)
        Equity in earnings of unconsolidated  affiliates,
          net of dividends received and extraordinary
          items                                            (12,993)    14,726
        Minority interest in income of consolidated
          subsidiaries, net of dividends paid                2,829      8,657
        Increase (decrease) in cash from changes in
          assets and liabilities excluding effects
          of acquisitions and divestitures -
            Trade receivables                              (26,630)   (57,146)
            Inventories                                     (5,200)     3,219
            Other assets                                    66,363     35,691
            Other liabilities                             (159,213)    (5,056)
                                                        ----------  ---------
        Total adjustments                                  238,856    542,474
                                                        ----------  ---------
       Net cash provided by operating activities           492,596    722,426
                                                        ----------  ---------

    (Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

   ---------------------------------------------------------------------------
                                                          Nine Months Ended
                                                              June 30,
                                                         ---------------------
                                                           1998       1997
    ---------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                (287,525)  (315,458)
      Payments for businesses acquired                     (23,505)   (15,353)
      Proceeds from businesses divested                    987,362    300,099
      Investments in unconsolidated affiliates             (35,900)   (37,139)
      Proceeds from disposition of assets                   41,158     33,257
      Purchases of short-term investments                  (76,547)   (53,603)
      Return of investment in unconsolidated affiliates     87,670     35,625
                                                         ---------  ---------
      Net cash provided by (used in)
         investing activities                              692,713    (52,572)
                                                         ---------  ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuances of common stock              449,186     46,938
      Proceeds from issuance of indebtedness                27,015    114,535
      Repayments of indebtedness                           (82,542)  (735,803)
      Repurchases of common stock                       (1,500,851)        --
      Dividends paid                                      (109,190)  (102,947)
                                                         ---------  ---------
      Net cash used in financing activities             (1,216,382)  (677,277)
                                                         ---------  ---------
    EFFECT OF EXCHANGE RATE CHANGES                           (875)    (3,489)
                                                         ---------  ---------
    NET DECREASE IN CASH                                   (31,948)   (10,912)
    CASH AT BEGINNING OF PERIOD                             78,746    110,224
                                                         ---------  ---------
    CASH AT END OF PERIOD                                $  46,798  $  99,312
                                                         =========  =========
    SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
      Interest, net of capitalized amounts               $  92,170  $ 122,596
      Income taxes                                       $ 140,382  $ 137,167

    The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

    (1)  Basis of Presentation -

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 as filed with the Securities and Exchange Commission.

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

         The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share (in thousands):

                                                        Nine Months Ended
                                                             June 30,
                                                      --------------------
                                                        1998         1997
                                                      -------      -------
    Common shares outstanding, end of period          176,224      212,240
    Less - Shares held in the Stock and
      Employee Benefit Trust                               --       (8,424)
                                                      -------      -------
    Common shares outstanding for purposes
      of computing earnings per share, end
      of period                                       176,224      203,816
    Effect of using weighted average common
      shares outstanding                                7,280       (1,552)
                                                      -------      -------
    Shares used in computing earnings per
      share - basic                                   183,504      202,264
    Effect of shares issuable under stock
      option plans based on the treasury
      stock method                                      1,173          755
                                                      -------      -------
    Shares used in computing earnings
      per share - diluted                             184,677      203,019
                                                      =======      =======

         Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") are not considered to be outstanding in the computation of common shares outstanding until shares are utilized at the Company's option for the purposes for which the Trust was established. All remaining shares held in the Stock and Employee Benefit Trust were fully utilized during the third quarter of fiscal 1998 and, as a result, the trust has been terminated.

         Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase
    2.8 million shares of common stock at prices ranging from $34.31 to $43.38 per share were outstanding during the first nine months of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

    (3)  Special Credits, net -

         Special credits of $21.5 million ($12.9 million after income taxes or $.07 per share) were reported for the nine-month period ended June 30, 1998. These special credits are related principally to the estimated gain of $18 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of expenses, has been deferred in connection with the Company's continuing investment in SITA.

         The Company's consolidated results of operations on an unaudited pro forma basis for the nine-month periods ended June 30, 1998 and 1997, respectively, as though the sale of the operations outside North America had occurred on October 1, 1996 are as follows (in thousands, except per share amounts):

                                                   Nine Months Ended
                                                        June 30,
                                                -----------------------
                                                  1998         1997
                                                ----------   ----------
    Pro forma revenues                          $3,063,510   $3,255,969

    Pro forma income before extraordinary
      items and cumulative effects of
      changes in accounting principles             243,612      259,828

    Pro forma earnings per shares (i) -
      Basic                                          $1.33        $1.28
      Diluted                                        $1.32        $1.28

    ------------

     (i) Excluding the after-tax impact of special credits, earnings per share amounts for the nine months ended June 30, 1998 and 1997 were:

                                        1998                  1997
                                 ------------------    -----------------
                                  Actual  Pro forma    Actual  Pro forma
                                  ------  ---------    ------  ---------
                 Basic            $1.37     $1.33      $1.16     $1.11
                 Diluted          $1.36     $1.32      $1.16     $1.11

         These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the sale of the international operations been consummated on October 1, 1996, nor should they be viewed as indicative of future results of operations. In addition, these pro forma amounts give no effect to earnings from the Company's equity investment in SITA on a pro forma basis for the periods prior to consummation of the sale of the international operations. Had any such estimated earnings from the Company's investment in SITA been considered in the Company pro forma results of operations presented above, management believes that pro forma earnings per share amounts would have exceeded the related historical earnings per share amounts.

         The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

    (4)  Extraordinary Item -

         During the second quarter of fiscal 1998, one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Southeastern Connecticut, incurred a pre-tax charge of $3.1 million associated with its obligation to redeem approximately $90 million principal amount of 1988 Series A Bonds in November 1998. As a result, the Company reflected an extraordinary charge, after tax, of $999,000 (or approximately $.005 per share) in its consolidated statement of income for the quarter ended March 31, 1998, related to its 50% ownership interest in this affiliate. Interest is payable on the 1988 Series A Bonds at a weighted average interest rate of approximately 7.9%, compared with the weighted average interest rate of approximately 5.1% for the new bonds, which mature in 2015.

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

    (6)  Business Combinations -

         During the current fiscal year, the Company paid approximately $23.9 million (including additional amounts payable, principally to former owners, of $0.2 million) to acquire 20 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $0.2 million and other liabilities of $1.0 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

   (7)  Long-Term Debt -

        Long-term debt at June 30, 1998 and September 30, 1997, was as follows (in thousands):

                                              June 30,    September 30,
                                                1998          1997
                                            ------------  -------------
   Senior indebtedness:
     6.10% Senior Notes, net of
       unamortized discount of $1,044
       and $1,218                           $    155,645  $     155,471
     6.375% Senior Notes, net of
       unamortized discount of $1,396
       and $1,507                                159,804        159,693
     7 7/8% Senior Notes, net of
       unamortized discount of $175
       and $195                                   69,326         69,306
     7.40% Debentures, net of
       unamortized discount of
       $1,732 and $1,767                         358,268        358,233
     9 1/4% Debentures                            99,500         99,500
     Solid waste revenue bond
       obligations                               220,027        219,974
     Other notes payable                          52,197        505,674
                                            ------------  -------------
                                               1,114,767      1,567,851
     Commercial paper and short-term
       facilities to be refinanced               203,111        259,047
                                            ------------  -------------
     Total long-term debt                      1,317,878      1,826,898
     Less current portion                         10,752        151,736
                                            ------------  -------------
     Long-term debt, net of current
       portion                              $  1,307,126  $   1,675,162
                                            ============  =============

        During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500 million and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement.

       The Company's net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million Multicurrency Revolving Credit Agreement have been amended, effective March 31, 1998. The definition of consolidated net worth was amended to (i) include on a pro forma basis the $409.7 million of common stock (subsequently issued upon the maturity of the Automatic Common Exchange Securities in June 1998) and (ii) to reduce the consolidated net worth requirement to $1.2 billion for the remainder of fiscal 1998.

        It is the Company's intention to refinance certain outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary by country of such outstanding borrowings classified as long-term debt as of June 30, 1998 and September 30, 1997 is as follows (amounts in thousands):

                                              June 30,    September 30,
                                                1998          1997
                                              --------    -------------
                United States                 $203,111    $          --
                Germany                             --          259,047
                                              --------    -------------
                                              $203,111    $     259,047
                                              ========    =============

        As of June 30, 1998, distributions from retained earnings could not exceed $672 million under the most restrictive of the Company's net worth maintenance requirements as recently amended.

   (8)  Common Stock Repurchase Program -

        As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of a two-part program to buy back $1 billion of the Company's common stock. The second phase of the program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, was completed early in the third quarter of fiscal 1998.

        In late March 1998, coincident with the announcement of completion of the sale of its operations outside North America to SITA, the Company announced that its Board of Directors had approved a $500 million increase to the current stock repurchase program permitting the Company to repurchase additional shares of its common stock. This expanded share repurchase program was completed in June 1998.

        Through June 30, 1998, the Company had repurchased approximately 41.8 million shares of its common stock at a total cost of $1.5 billion, as authorized under the common stock repurchase program discussed above.

        In early July 1998, the Company announced that its Board of Directors approved an additional $750 million increase to its common stock repurchase program. It is anticipated that this newly authorized share repurchase program will be completed on or before September 30, 1999.

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

   (10)  Automatic Common Exchange Securities -

        In July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consisted of (1) a purchase contract under which (a) the holder would purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (b) the Company would pay the holder contract fees at the rate of 2.125% per annum on the security, and (2) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities were pledged as collateral to secure the holder's obligation to purchase the Company's common stock under the purchase contract. On June 30, 1998, the principal of the Treasury Notes underlying such securities was automatically applied to satisfy in full the holders' obligations to purchase the Company's common stock, and the Company issued 11,499,200 shares of its common stock (from treasury stock) to the holders of these securities in exchange for cash proceeds of $409.7 million.

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

   RESULTS OF OPERATIONS

        Net income for the nine months ended June 30, 1998, was $251.4 million ($1.361 diluted earnings per share), before special credits, extraordinary charges and the cumulative effects of changes in accounting principles, on consolidated revenues of $3.693 billion. These results compare with net income before extraordinary charges for the first nine months of fiscal 1997 of $235.2 million ($1.159 diluted earnings per share on a restated basis) on consolidated revenues of $4.380 billion. The per share increase from the comparable prior year nine-month period of $.202 represents a 17% increase in per share results. Current year earnings per share amounts were affected favorably by the reduction in outstanding common shares under the Company's common stock repurchase initiative, offset to some extent by higher interest expense experienced as a result of these stock repurchases.

        The results for the first nine months of fiscal 1998 include approximately $5.2 million of severance costs ($.017 diluted earnings per share) as a result of the cost reduction program announced in May 1998. The results for the current year-to-date period also reflect pre-tax special credits of $21.5 million ($.070 diluted earnings per share), related principally to the gain associated with the sale of substantially all of the Company's operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. The transaction was completed at the end of March 1998. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste outside of North America.

        The current year results also include a net after-tax charge of $.052 diluted earnings per share related to the cumulative effects of changes in accounting principles. This charge related to (i) the write-off of previously capitalized business process reengineering costs of approximately $21 million ($13.8 million after-tax, or $.075 diluted earnings per share) as a result of a November 1997 consensus ruling issued by the Emerging Issues Task Force of the Financial Accounting Standards Board offset partially by (ii) the adoption of a preferable method of accounting for employee retirement plan costs that more closely matches current economic realities, which resulted in the recognition of an after-tax credit of $4.2 million, or $.023 diluted earnings per share.

        Extraordinary charges of $.005 and $.024 diluted earnings per share were recorded in the year-to-date results of both fiscal years 1998 and 1997, respectively, associated with the redemption and refinancing of debt.

        Net income after considering special credits, extraordinary charges and the accounting changes was $253.7 million ($1.374 diluted earnings per share) for the first nine months of fiscal 1998 compared with net income, after considering extraordinary charges, of $180.0 million ($.886 diluted earnings per share on a restated basis) for the comparable period of the prior year.

        Fiscal 1998 year-to-date results before special credits, extraordinary charges and cumulative effects of changes in accounting principles, reflect the effects of actions taken in the Company's North American operations in fiscal 1997 to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) divest underperforming operations and assets and (3) improve customer pricing. Similar cost reduction actions taken in the Company's international operations began to impact favorably the Company's international operating results prior to the sale of these operations in March 1998.

        Additionally, to improve the Company's long-term competitiveness in the North American solid waste industry, the Company announced in May 1998 a cost reduction program expected to reduce expense by $30 million during the second half of fiscal 1998 (before considering severance costs) and have an annualized effect of over $80 million. This cost reduction program was undertaken based on initiatives developed over several previous quarters. Under this cost reduction program, the Company is also continuing to pursue field facility and functional consolidation and other actions, which are improving operating costs. Through the end of the third quarter of fiscal 1998, the Company benefited from approximately $16 million of cost savings (before severance costs) from actions taken under this cost reduction program. The three primary drivers of these reduced costs were reduced costs associated with the Company's employee retirement plan, reduced operating expenses, especially in the landfill and recycling operations, and corporate and field headcount reductions. Headcount was reduced by approximately 350 people during the third quarter of fiscal 1998. The Company believes its cost reduction targets under this program continue to be achievable.

        The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                           Nine Months Ended
                                          -------------------    Year Ended
                                           6/30/98    6/30/97      9/30/97
                                          --------   --------    ----------
   Profitability Margins:
     Gross profit                            27.2%     25.6%        25.8%
     Income from operations before
       special charges/credits               12.9%     11.4%        11.8%
     Income from operations                  13.5%      9.5%        10.4%
     Income before income taxes,
       minority interest, extraordinary
       items and cumulative effects of
       changes in accounting principles      12.1%      7.4%         8.6%
     Net income before special
       charges/credits, extraordinary
       items and cumulative effects of
       changes in accounting principles (1)   6.8%      5.4%         5.8%
     Net income (1)                           6.9%      4.1%         4.6%

   Other Financial Information:
     Return on Gross Assets -
       Year-to-date basis                   10.04%     8.66%        11.9%
       Annualized basis                     13.39%    11.55%        11.9%
     Ratio of earnings to fixed
       charges before special
       charges/credits (1)                   3.60      3.02         3.31
     Ratio of earnings to fixed charges (1)  3.73      2.59         2.98

   ------------
      (1) Does not reflect the pro forma effect of the use of cash proceeds of $409.7 million received on June 30, 1998 under the provisions of the 7.25% Automatic Common Exchange Securities. (See Note (10) of Notes to Consolidated Financial Statements.)

        All of the profitability margins presented above showed improvement for the nine months ended June 30, 1998 compared with the same period of the prior year. Profitability margins in the first nine months of fiscal 1998 were affected favorably by the divestiture of the Company's international operations in March 1998 and other underperforming operations and assets, which occurred principally in the latter half of fiscal 1997. Improvement in the North American income from operations margin was noted in the Company's core collection and disposal business as well as its recycling and medical waste businesses. Increased landfill volumes and cost reduction efforts were the key drivers of improved margin performance. In the recycling business, the improvement was due to the successful execution of strategies to exit underperforming recycleries, improve the quality of recyclable materials received and reduce operating costs per ton, as well as higher weighted average commodity prices. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, increased to approximately $68 per ton in the first nine months of the current year from approximately $62 per ton in the comparable period last year. Conversely, the weighted average market price for recycling commodities of approximately $63 per ton for the third quarter of fiscal 1998 represented a slight decline from approximately $64 per ton for the same quarter of fiscal 1997. Reduced SG&A expenses as a percentage of revenues also affected favorably the North American income from operations margin. However, the improvement in profitability margins was offset somewhat in the current year by lower profitability margins at the Company's wholly-owned waste-to-energy facility in Chester, Pennsylvania (acquired in April 1997). This lower profitability margin was attributable principally to planned and unplanned outages at the facility and additional compensation expense, a portion of which was nonrecurring, recorded during the first quarter of fiscal 1998 Prior to the sale of the Company's international operations in March 1998, a slight improvement was noted in the gross profit margin and the income from operations margin compared with the same period of the prior year.

        The Company's goals and actions in fiscal 1998 continue to align the Company's performance with its stockholders' interests. In addition, incentive compensation plans continue to link employees to common goals and reward them only as stockholders and customers benefit from improved performance by the Company. The fiscal 1998 milestones for both the total Company and its North American operations compared with actual performance for the first nine months of fiscal year 1998, excluding severance costs, are as follows:

                                 Total Company            North America
                           -----------------------   -----------------------
                             Fiscal    First Nine      Fiscal    First Nine
                              1998      Months of       1998      Months of
                           Milestone   Fiscal 1998   Milestone   Fiscal 1998
                           ---------  ------------   ---------   -----------
   SG&A as a percent
     of revenues (1)            13.5%         14.2%       13.5%         14.2%
   Operating profit
     margin (1)(2)              13.8%         13.0%       15.0%         14.1%
   Revenue growth (3) -
     Internal                    3.5%          0.4%        4.0%          0.4%
     Acquisitions                1.0%          1.7%        1.0%          1.7%
                           ---------  ------------   ---------   -----------
       Total                     4.5%          2.1%        5.0%          2.1%

   Return on Gross Assets -
     Year-to-date basis                       10.1%                     10.6%
     Annualized basis (1)       13.3%         13.5%       14.7%         14.1%

   ------------

         (1) Excluding severance costs of $5.2 million incurred in the third quarter of fiscal 1998.

         (2) Excluding special credits, net.

         (3) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange.

        While the Company is making progress toward its fiscal 1998 milestones, it now appears that current year milestone performance will fall short of the annual milestone goals for fiscal 1998, with the possible exception of the return on gross assets milestone. The Company's inability to achieve its milestone goals in fiscal 1998 is due principally to higher than expected SG&A costs and lower than expected internal revenue growth.

        The fiscal year milestones for SG&A as a percent of revenues were very aggressive considering the increased costs related to staffing for implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. The Company began to experience these costs in the first three months of fiscal 1998. These costs increased approximately $16 million over the first nine months of the prior fiscal year as the new system was implemented and amortization commenced on January 1, 1998. Additionally, the impact of these costs and the expensing of reengineering costs over the remainder of the year, offset partially by lower costs being amortized as a result of the charge associated with the change in accounting principle related to reengineering costs, is expected to increase SG&A expense by an additional $10 million in the last three months of the current fiscal year compared with the same period of the prior year. The Company believes that the SAP software system will ultimately yield significant long-term economic benefits.

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

         Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $41 million and $96 million at June 30, 1998, and September 30, 1997, respectively) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) noncurrent accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $355 million at June 30, 1998) and (iii) deferred income tax liabilities.

        Gross assets in the ROGA computations for the first nine months of a fiscal year is the average of the applicable beginning of year and end of first, second and third quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period.

        Total assets decreased significantly from $6.68 billion at September 30, 1997 to $4.80 billion at June 30, 1998, principally due to the sale of operations outside North America to SITA. Average gross assets of approximately $6.76 billion in the computation of ROGA resulted from the significant decrease in gross assets at June 30, 1998 ($5.82 billion), compared with September 30, 1997 ($7.68 billion).

       EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $841 million for the first nine months of fiscal 1998 as compared with $932 million for the first nine months of last year. The current year decline in EBITDA is principally attributable to the Company's divestiture of business operations during fiscal 1997 and its international operations in March 1998. North American EBITDA was $248 million for the third quarter of fiscal 1998, a slight decline from EBITDA of $257 million for the third quarter of last year. North American EBITDA also declined principally as a result of the divestiture of business operations and assets. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

   Revenues -

        Revenues for the nine months ended June 30, 1998, were $3.69 billion, a 15.7% decrease from the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                           Nine Months Ended
                                        ----------------------     %
                                          6/30/98     6/30/97    Change
                                        ----------  ----------  --------
   North American Operations
    (including Canada) -
     Collection Services -
       Solid Waste                      $2,048,654  $2,203,095   (7.0)%
     Transfer and Disposal -
       Solid Waste
         Unaffiliated customers            415,009     413,600    0.3 %
         Affiliated companies              397,547     391,230    1.6 %
                                        ----------  ----------
                                           812,556     804,830    1.0 %
     Recycling Services                    357,981     414,802  (13.7)%
     Medical Waste Services                148,837     149,592   (0.5)%
     Services Group and Other               88,065      73,058   20.5 %
     Elimination of affiliated
       companies' revenues                (397,547)   (391,230)   1.6 %
                                        ----------  ----------
     Total North American Operations     3,058,546   3,254,147   (6.0)%

   International Operations                634,561   1,125,973  (43.6)%
                                        ----------  ----------
     Total Company                      $3,693,107  $4,380,120  (15.7)%
                                        ==========  ==========

        As the table below reflects, lower revenues for the nine months ended June 30, 1998, were due principally to the decline related to the divestiture of business operations.

                                                 Changes in Revenue for
                                                   Nine Months Ended
                                                       June 30,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------
        Price                                     1.3 %         1.4 %
        Volume                                   (0.9)          0.8
        Acquisitions                              1.7           2.7
        Divestitures                            (17.6)         (0.8)
        Foreign currency translation             (0.2)         (1.7)
                                                -----          ----
          Total Percentage Change               (15.7)%         2.4 %
                                                =====          ====

        As shown above, the divestiture of business operations in fiscal 1997 and all of the Company's international operations in March 1998 resulted in a significant reduction in revenues for the first nine months of fiscal 1998 compared with the same period of last year. Further, the Company experienced a decline in revenues due to volume between these two periods due largely to the loss of (1) certain municipal contracts put out to bid that were not re-awarded to the Company and (2) certain small container work for schools, post offices, city-controlled apartment projects and other government-owned buildings. These revenue declines were offset by increases in revenues due to pricing, principally in the North American collection and recycling operations, increases in landfill revenues due to increased volumes and due to acquisitions.

        In order to achieve greater internal revenue growth in the future, the Company named marketplace revenue managers during the third quarter of fiscal 1998 and redeployed 175 additional outside sales personnel in various markets, as deemed appropriate, in order to generate additional new business. The Company also is implementing more aggressive price increases in certain customer segments and marketplaces and is competitively pricing business in general business and small container government contract work to maintain route density. The Company has continued to exercise pricing discipline on municipal contracts and, as a result, has lost more of this work than contemplated. Lastly, the Company continues to pursue additional third party volumes via reciprocal waste disposal agreements with other companies.

   Cost of Operations -

        The following table reflects the portion of cost of operations associated with depreciation and amortization expense for the periods presented:

                                           Nine Months Ended June 30,
                                    ----------------------------------------
                                                Revenue              Revenue
                                       1998        %        1997        %
                                    ----------  -------  ----------  -------
                                          (Dollar amounts in thousands)
   Cost of operations, excluding
     depreciation and amortization
     expense                        $2,384,792   64.6%   $2,900,863     66.2%
   Depreciation and amortization
     expense                           302,303    8.2%      359,986      8.2%
                                    ----------   ----    ----------   ------
        Total                       $2,687,095   72.8%   $3,260,849     74.4%
                                    ==========   ====    ==========   ======

         Cost of operations decreased $574 million or 17.6% for the first nine months of fiscal 1998, compared with the same period of the prior year. Most of the decrease in cost of operations is attributable to the impact of divestitures of certain business operations and assets in fiscal 1997, the sale of the Company's international operations in March 1998, and the Company's cost reduction programs implemented in both fiscal years 1997 and 1998. As a result of the cost reduction programs, the Company has reduced its operating headcount through the re-routing of trucks, field facility and functional consolidations, closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory and administrative support personnel.

   Selling, General and Administrative Expense -

        The following table reflects the portion of SG&A expense associated with depreciation and amortization expense for the periods presented:

                                            Nine Months Ended June 30,
                                      --------------------------------------
                                                Revenue              Revenue
                                        1998       %         1997       %
                                     ---------  -------   ---------  -------
                                          (Dollar amounts in thousands)
   SG&A, excluding depreciation and
     amortization expense            $467,213    12.6%    $547,141    12.5%
   Depreciation and amortization
     expense                           62,295     1.7%      73,790     1.7%
                                     --------    ----     --------    ----
       Total                         $529,508    14.3%    $620,931    14.2%
                                     ========    ====     ========    ====

        SG&A expense decreased $91 million for the first nine months of fiscal 1998, a decrease of 14.7% from the same period last year. The decrease in SG&A was driven largely by the impact of the divestitures of certain business operations and assets in fiscal 1997, the sale of international operations in March 1998 and the reduction in employees and other cost reduction actions to improve operating and administrative efficiency implemented in both fiscal years 1997 and 1998. This decrease was offset partially by an increase in expense of approximately $16 million related to implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. Fiscal 1998 SG&A expense was also affected unfavorably by $5 million of severance costs incurred in the third quarter in connection with the cost reduction program announced in May 1998.

   Special Credits, net -

        Special credits of $21.5 million ($12.9 million after income taxes or $.07 per share) were reported for the nine-month period ended June 30, 1998. These special credits are related principally to the estimated gain of $18 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of expenses, has been deferred in connection with the Company's continuing investment in SITA. The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

   Net Interest Expense -

        Net interest expense decreased $33.9 million or 26.3% for the first nine months of fiscal 1998 compared with the same period of the prior year as a result of the decrease in average debt outstanding between the periods. The decrease was driven principally by the $999.8 million reduction in debt during fiscal 1997, largely as a result of cash proceeds from businesses divested, increased cash flow from improved operating performance and the limitation on capital spending in fiscal years 1997 and 1998. The utilization of cash proceeds of $950 million from the sale of the Company's international operations in March 1998 also reduced interest expense. The reduction in net interest expense was offset partially by increased interest expense from additional borrowings associated with the Company's common stock repurchase program commenced in the first quarter of fiscal 1998, under which the Company had acquired approximately 41.8 million shares through June 30, 1998.

   Equity in Earnings of Unconsolidated Affiliates -

       Equity in earnings of unconsolidated affiliates increased $6.9 million between the periods primarily due to improved earnings from the Company's North American waste-to-energy equity affiliates. The reduction in equity in earnings of unconsolidated foreign affiliates as a result of the sale of the Company's international operations in March 1998 was largely offset by equity in earnings of SITA of approximately $4.5 million.

   Minority Interest in Income of Consolidated Subsidiaries -

        The decrease in minority interest in income of consolidated subsidiaries for the first nine months of fiscal 1998 compared with the same period of last year was due to the sale of the Company's international operations in March 1998.

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

   Cumulative Effects of Changes in Accounting Principles -

        On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.075 diluted earnings per share in fiscal 1998 as the cumulative effect of a change in accounting principle.

        During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No.87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company has changed its method of calculating the value of assets of its plan from a calculation that recognized changes in fair value of assets over five years to recognition of changes in fair value immediately. The Company has also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.023 diluted earnings per share, as the cumulative effect of a change in accounting principle.

   LIQUIDITY AND CAPITAL RESOURCES

       The Company had a working capital deficit of $189.9 million at September 30, 1997, compared with a deficit of $49.6 million at June 30, 1998. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

       As discussed in Note (10) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. The Company issued 11,499,200 shares of its common stock (from treasury stock) to the holders of these securities on June 30, 1998 in exchange for cash proceeds of $409.7 million.

        As previously announced, in October 1997, the Company repurchased 15 million shares of its outstanding common stock at a price of $39 per share under the terms of a Dutch auction tender offer. This purchase of approximately $585 million of common stock was the first phase of a two-part program to buy back $1 billion of the Company's common stock. The second phase of the program, approximately $415 million in open market purchases and privately negotiated transactions of common stock or automatic common exchange security units, was completed during the third quarter of fiscal 1998.

        In late March 1998, coincident with the announcement of completion of the sale of its operations outside North America to SITA, the Company announced that its Board of Directors had approved a $500 million increase to the current stock repurchase program permitting the Company to repurchase additional shares of its common stock. This expanded share repurchase program was completed in June 1998. Through June 30, 1998, the Company had repurchased approximately 41.8 million shares of its common stock at a total cost of $1.5 billion, as authorized under the common stock repurchase programs discussed above.

        In early July 1998, the Company announced that its Board of Directors had approved an additional $750 million increase to its common stock repurchase program. It is anticipated that this newly authorized share repurchase program will be completed on or before September 30, 1999.

        During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500 million and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement. In addition, the Company's net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million Multicurrency Revolving Credit Agreement have been amended, effective March 31, 1998. The definition of consolidated net worth was amended (i) to include on a pro forma basis $409.7 million of common stock (subsequently issued upon the maturity of the Automatic Common Exchange Securities in June 1998) and
   (ii) to reduce the consolidated net worth requirement to $1.2 billion for the remainder of fiscal 1998. As of June 30, 1998, no borrowings were outstanding under these revolving credit agreements.

       Long-term indebtedness including the current portion of long-term debt as a percentage of total capitalization was 42% as of June 30, 1998 and 41% at September 30, 1997.

        The capital appropriations budget for fiscal 1998 was established at $550 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. This is a slight increase from the $527 million level of capital expenditures in fiscal 1997 and is reflective of the continued emphasis on internal rather than external growth. Capital expenditures through June 30, 1998 were approximately $313 million.

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

        As of June 30, 1998, there have been significant changes in balance sheet caption amounts compared with September 30, 1997, principally as a result of (i) the sale of substantially all of the Company's operations outside North America to SITA in March 1998 and the associated investment in ordinary shares of SITA and (ii) the common stock repurchase program. There have been no other material changes in the Company's financial condition from that reported at September 30, 1997, except as disclosed herein.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, on January 23, 1998, the Company and a subsidiary were notified by the U.S. Department of Justice ("DOJ") that they were targets of a federal grand jury investigation regarding possible violations of the Clean Water Act with respect to a medical waste facility located in the District of Columbia. The Company's subsidiary fully cooperated with the DOJ's investigation. On May 29, 1998, the DOJ and the Company's subsidiary filed a plea agreement styled United States of America v. Browning-Ferris Inc. in the U.S. District Court for the District of Columbia pursuant to which the Company's subsidiary pled guilty to three violations under the Clean Water Act and agreed to pay $1.5 million in fines and make a $100,000 community service contribution. Sentencing is scheduled for September 11, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         4.1 Second Amendment to the Amended and Restated Multicurrency Revolving Credit Agreement, dated March 31, 1998, among BFI, the banks and other financial institutions listed therein and Credit Suisse First Boston, as administrative agent.

         4.2      First Amendment to the Second Amended and Restated
                  Revolving Credit Agreement, dated March 31, 1998, among BFI, the banks and other financial institutions listed therein, and Chase Bank of Texas, as administrative agent.

         12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

         27.      Financial Data Schedule.

(b)      Reports on Form 8-K:

         A Report on Form 8-K was filed on June 12, 1998 pursuant to "Item 5. Other Events," whereby the Company disclosed it had adopted a new stockholder rights plan.

         A Report on Form 8-K/A was filed on May 29, 1998 whereby the Company amended Item 7(b) "Pro Form Financial Information" of its Form 8-K filed on April 15, 1998, relating to the divestiture of the Company's operations outside North America to SITA, a Paris-based waste services company, and certain common stock repurchases pursuant to the Company's common stock buyback program.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         BROWNING-FERRIS INDUSTRIES, INC.
                                                   (Company)

                                             /s/ JEFFREY E. CURTISS
                                  ------------------------------------------
                                                Jeffrey E. Curtiss
                                            Senior Vice President and
                                              Chief Financial Officer


Date:  August 13, 1998

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         4.1      Second Amendment to the Amended and Restated Multicurrency
                  Revolving Credit Agreement, dated March 31, 1998, among BFI, the banks and other financial institutions listed therein and
                  Credit Suisse First Boston, as administrative agent.

                  4.2 First Amendment to the Second Amended and Restated
                  Revolving Credit Agreement, dated March 31, 1998, among BFI, the banks and other financial institutions listed therein, and Chase Bank of Texas, as administrative agent.

         12.      Computation  of  Ratio  of  Earnings  to Fixed  Charges  of
                  Browning-Ferris  Industries, Inc. and Subsidiaries.

         27.      Financial Data Schedule.