Form 10-K
period 1998-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1998-12-04
CIK 14827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)


[X[    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _________.

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

Registrant's telephone number, including area code: (281) 870-8100.

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
---------------------------------      -----------------------------------------

Common Stock, $.16-2/3 par value       New York Stock Exchange, Inc.

                                       Chicago Stock Exchange Incorporated

                                       Pacific Stock Exchange Incorporated

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of common stock held by non-affiliates of the registrant: $4.8 billion, computed on the basis of $30-3/16 per share, closing price of the common stock on the New York Stock Exchange, Inc. on December 2, 1998.

There were 161,326,307 shares of the registrant's common stock, $.16-2/3 par value, outstanding as of December 2, 1998.


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

                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I............................................................................................................1

   Item 1.  Business..............................................................................................1
       General....................................................................................................1
       North American Operations..................................................................................4
         Collection...............................................................................................4
         Post-Collection..........................................................................................4
            Landfills.............................................................................................4
            Transfer Stations.....................................................................................5
            Medical Waste.........................................................................................5
            Recycling.............................................................................................5
         Services Group and Other.................................................................................5
       International Operations...................................................................................6
       Waste-To-Energy............................................................................................6
       Regulation.................................................................................................7
       Competition...............................................................................................10
       Waste Disposal Risk Factors...............................................................................10
       Corporate Development.....................................................................................11
       Capital Expenditures......................................................................................12
       Executive Officers of the Company.........................................................................13

   Item 2. Properties............................................................................................16

   Item 3. Legal Proceedings.....................................................................................16
       Environmental Proceedings.................................................................................17

   Item 4. Submission of Matters to a Vote of Security Holders...................................................18


PART II..........................................................................................................19

    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..........................19
    Item 6.   Selected Financial Data............................................................................21
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............23
    Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..........................................48
    Item 8.   Financial Statements and Supplemental Data.........................................................49

    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............114


PART III........................................................................................................114


PART IV.........................................................................................................114

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................114
       Financial Statements.....................................................................................114
       Schedules................................................................................................114
       Exhibits.................................................................................................115


SIGNATURES......................................................................................................123

                                     PART I.


ITEM 1.  BUSINESS.

GENERAL

Browning-Ferris Industries, Inc. is one of the largest publicly-held companies that engages, through its subsidiaries and affiliates, in providing waste services in the United States and Canada. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid wastes and industrial wastes. BFI is also involved in waste-to-energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations. The Company also engages in providing waste services outside of North America, principally in Europe, through its equity ownership in SITA, a publicly traded, Paris-based subsidiary of Suez Lyonnaise des Eaux. See "International Operations."

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

The Company operates in approximately 450 locations in the United States, Canada and Puerto Rico and employs approximately 26,000 persons. No single customer or operating location accounts for a material amount of BFI's revenue or net income.

In November 1997, the Company announced the signing of an agreement to merge its operations located outside North America with SITA, S.A., a societe anonyme formed under the laws of the Republic of France ("SITA"). In March 1998, pursuant to the terms of the agreement, the Company sold to SITA substantially all of its equity securities and other ownership interests of its international operations located outside the United States, Puerto Rico, Canada and Mexico. In return, the Company received $950 million and ordinary shares of SITA equating to approximately 19.2% equity ownership in SITA.

In September 1997, the Company commenced a $1 billion equity buy-back program. The first phase of the program was completed in October 1997 when the Company purchased 15 million shares of its common stock at a price of approximately $585 million in accordance with the terms of its "Dutch Auction" tender offer. During the third quarter of fiscal 1998, the second phase of the program, approximately $415 million in open market purchases and privately negotiated transactions was completed with the Company having purchased 12.3 million shares of its common stock.

In March 1998, the Company announced that its Board of Directors had approved a $500 million increase to its common stock repurchase program, which was completed in June 1998 with the Company having purchased approximately 14.6 million shares of its common stock.

In July 1998, the Company announced that its Board of Directors had approved an additional $750 million increase to its common stock repurchase program. It is anticipated that this increase to the common stock repurchase program will be completed on or before September 30, 1999. As of September 30, 1998, the Company has purchased approximately 14.4 million shares of common stock pursuant to the July authorization at a total cost of $500 million.

At the end of fiscal 1996, the Company announced a strategic refocus to emphasize internal growth rather than external growth and to more closely align the Company's performance objectives with its shareholders' interests. To begin implementation of this strategy, the Company realigned its North American operating organization, revised its financial strategies, implemented revised incentive compensation plans for employees and reduced its capital expenditures budget as compared to historic levels of such expenditures. The Company continued this strategy during fiscal 1998 by identifying and divesting of certain underperforming business operations, including its international operations, reducing its selling, general and administrative costs and, to a lesser extent, operating costs, and focusing on return on gross assets in both its existing business operations and its business development activities. See below and also "International Operations", "Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

The Company's operating organization is aligned along functional lines into five groups: sales and marketing, collection, post-collection, business development, and business analysis. Each functional group is led by an officer in Houston who reports directly to either the Company's chief executive officer or another senior executive officer. The operations are divided into 7 market areas, each of which includes area vice presidents responsible for one of the five functional groups within the market area. Each market area is headed by a market area vice president who reports directly to the Company's chief operating officer and is responsible for coordinating the activities of the functional area vice presidents within his market area. The organizational structure is intended to maximize the expertise and efficiency of each function, improve and integrate customer service, accelerate company-wide adoption of best practices and increase oversight and discipline respecting capital expenditures.

The Company's long-term financial goals are to: (i) generate cash returns on assets in excess of the weighted average cost of capital; (ii) increase profits at a faster pace than the increase in revenues; and (iii) maintain a strong credit rating appropriate for supporting business operations. To more closely align management interests to shareholder interests, the Company has also revised its long-term incentive compensation plans for management to reallocate a significant portion of their stock option participation to performance-based stock awards that will be earned only as certain performance measures are attained.

The Company's business is subject to extensive governmental regulation and legislative initiative, such as environmental regulation, mandatory recycling laws, medical waste regulation, preclusion of certain waste from landfills and restrictions on the flow of solid waste. Due to continuing public awareness and influence regarding waste and the environment, and uncertainty with respect to the enactment and enforcement of future laws, the Company can not always accurately project the impact any future regulation or legislative initiative may have on its operations. See "Regulation" and "Legal Proceedings - Environmental Proceedings" for additional information.

The table below reflects for each of the three years ended September 30, 1998, the total revenues contributed by the Company's principal lines of business.

                                                Contribution to Consolidated Revenues
                                                           (in millions)
                                                       Year Ended September 30,
                                                  ---------------------------------
                                                   1998         1997         1996
                                                  -------      -------      -------
North American Operations

Collection Services - Solid Waste                 $ 2,753      $ 2,913      $ 2,886

Transfer and Disposal - Solid Waste                 1,108        1,079        1,050

Recycling Services                                    473          555          531

Medical Waste Services                                198          199          200

Services Group and Other                              121          106           89

Elimination of Affiliated Companies' Revenues        (543)        (527)        (513)
                                                  -------      -------      -------

Total North American Operations                     4,110        4,325        4,243

International Operations                              636        1,458        1,536
                                                  -------      -------      -------

Total Company                                     $ 4,746      $ 5,783      $ 5,779
                                                  =======      =======      =======


Total assets at September 30, 1998, 1997 and 1996 were $4,999 million, $6,678 million and $7,601 million, respectively.

                            NORTH AMERICAN OPERATIONS

COLLECTION

BFI collects solid waste in approximately 260 operating locations in 46 states, Canada and Puerto Rico. These operations provide solid waste collection services for commercial establishments, industrial plants, medical institutions, and governmental and residential units. BFI uses approximately 910,000 containers and approximately 9,000 specially equipped collection trucks in its North American waste collection operations.

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

The Company is the largest provider of medical waste services in North America and collects infectious and pathological waste materials from approximately 210,000 customers.

The Company also collects recyclable materials, principally paperboard, office paper and other paper products, in North America from approximately 5.2 million households, including curbside customers, and for approximately 140,000 commercial and industrial customers. The Company's recycling collection contracts often provide for customer participation in price increases or price decreases on resale of recycled commodities.

POST-COLLECTION

Landfills

Sanitary landfilling is the primary method employed by the Company for final disposal of the segment of the solid waste stream that is not recycled. BFI currently operates 94 solid waste landfill sites in North America, 18 of which are operated under contracts with municipalities or others. The Company has approximately 15,000 acres permitted as landfill disposal sites, consisting of acres in unopened and unlined landfill cells, acres in filled and capped landfill cells which are in open landfill sites, and acres in open landfill cells. The permitted acreage does not reflect the volume (or "airspace") available for disposal, which depends on the vertical space and landfill configuration as well as the surface acres. BFI does not currently own or lease a landfill site in every metropolitan area in which it is engaged in solid waste collection; however, the Company intends to continue to seek, where advisable, ownership or lease of disposal facilities in all such areas. To date, the Company has not experienced excessive difficulty securing the use of disposal facilities owned or operated by others in those communities in which it does not operate its own landfill sites.

Transfer Stations

BFI operates 90 solid waste transfer stations where solid wastes are compacted for transfer to final disposal facilities. Transfer stations are used for the purpose of either (i) reducing costs associated with transporting waste to final disposal sites, or (ii) better utilizing the Company's disposal sites. Where practical, transfer and recycling functions are combined at the same transfer station to form "Trancycleries."(TM)

Medical Waste

The Company owns or operates 25 treatment sites using either incineration or autoclaving (steam sterilization) technology. The Company also utilizes approximately 90 collection sites to service medical waste customers in most major metropolitan cities in the United States.

Recycling

The Company currently operates 90 recycleries in North America which receive, process and dispose of recyclable materials. During fiscal 1998, the Company closed 12 recycling facilities due to the continuing weakness in recycled commodity prices, and plans to close additional facilities during fiscal 1999. The Company operates a centralized materials marketing group with the objective of establishing longer-term customer relationships and agreements with purchasers of recycled commodities. The Company has developed relationships with numerous other companies to assure municipalities and other customers of continuous and diversified resale markets. In order to reduce the impact of the price volatility that is inherent in this business segment, the Company has included floor pricing provisions in a large number of its fiber resale contracts.

The Company also engages in organic materials recycling and/or disposal and other alternative energy concepts such as biomass fuels.

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


                            INTERNATIONAL OPERATIONS

On November 10, 1997, the Company announced the signing of an agreement to merge its operations located outside North America with SITA. On March 31, 1998, pursuant to the terms of the agreement, the Company sold substantially all of its equity securities and other ownership interests of its international operations located outside the United States, Puerto Rico, Canada and Mexico to SITA. In return, the Company received $950 million and ordinary shares, FF50 par value, of SITA equating to approximately 19.2% equity ownership in SITA. See Note (8) of Notes to Consolidated Financial Statements.

Suez Lyonnaise des Eaux, a societe anonyme formed under the laws of the Republic of France ("Suez Lyonnaise"), owns greater than 50% of the Ordinary Shares of SITA. Pursuant to a Shareholders' Agreement between the Company and Suez Lyonnaise, the Company is entitled to a 20% representation on SITA's board of directors.

SITA is a leading waste services company that provides collection, recycling, waste-to-energy and disposal services in Europe, with additional operations in the Asia-Pacific region and Latin America.



                                 WASTE-TO-ENERGY

The Company and Duke/UAE Ref-Fuel LLC ("Duke/UAE"), a Delaware limited liability corporation which is indirectly owned 65% by Duke Capital Corporation and 35% by United American Energy Corporation, are each 50% partners in partnerships that design, build, own and operate facilities that burn solid waste and recover energy and other materials. Duke/UAE acquired its partnership interests from Air Products and Chemicals, Inc., the Company's prior partner, in December 1997. These partnerships market their capabilities under the name American Ref-Fuel(R).

In April 1997, the Company acquired 100% of the lease and related assets of the Delaware County Resource Recovery Facility, located in Chester, Pennsylvania, from Westinghouse Electric Corporation. The facility, which has a capacity of approximately 1,000,000 tons per year, utilizes a rotary mass-burn process and is operated by American Ref-Fuel.

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

In connection with four of the existing American Ref-Fuel projects, both the Company and Duke Capital Corporation have delivered, and in connection with any future projects may be required to deliver, support agreements for certain project indebtedness of each of the respective subsidiary partners. See Note
(12) of Notes to Consolidated Financial Statements for information concerning these obligations.

The Company's equity and loan investments in American Ref-Fuel's waste-to-energy projects were approximately $130 million at September 30, 1998. American Ref-Fuel's business is very capital intensive and its ability to raise capital is an important factor in its competitiveness in the waste services industry. When feasible, American Ref-Fuel attempts to finance its projects with tax exempt bonds due to the lower interest costs. During fiscal 1999, the Company plans to evaluate select acquisition opportunities presented by American Ref-Fuel.

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

In October 1991, the EPA issued its final regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"), which set forth minimum federal performance and design criteria for municipal solid waste landfills. All Subtitle D regulations are now in effect. Management of BFI believes that these regulations are having a favorable long-term impact on its landfill operations, but meeting these regulatory requirements has resulted in increased costs.

In March 1996, the EPA issued final regulations under the Clean Air Act to control the release of landfill gas from municipal solid waste landfills. At many of its facilities, the Company has installed gas extraction and control systems that meet the technical specifications in the rule. At those facilities that do not have systems, and at new facilities, as appropriate, the Company will continue to design, permit and install gas collection and control systems in accordance with EPA and state requirements. The Company has obtained or is seeking operating or other applicable permits for these activities. In addition, landfills located in those areas of the country that do not meet prescribed air quality standards may require more costly control systems.

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

Many state regulations also require owners or operators of waste disposal facilities to provide assurance of their financial ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The federal Subtitle D regulations require all states to adopt financial assurance regulations that meet the federal standards. The Company has generally relied upon its consolidated financial position to issue corporate guarantees, or has utilized letters of credit to satisfy these requirements. In April, 1998, the EPA promulgated a financial test and corporate guarantee for use by private Subtitle D facilities which afford the Company an additional cost effective method to satisfy the financial assurance requirements. The Company has also established a captive insurance company that is being used in several states to provide insurance as a recognized means of demonstrating this financial assurance. The Company has had success and is continuing its efforts to secure acceptance of captive-issued insurance policies which serve as a cost-effective alternative to certain other forms of financial assurance, such as letters of credit.

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


                           WASTE DISPOSAL RISK FACTORS

There are serious, sometimes unforeseeable, business risks and potentially substantial cost exposures associated with the establishment, ownership and operation of solid waste landfill sites and other types of waste processing and disposal facilities. These risk factors include, but are not limited to: (i) the difficulty of obtaining permits to expand or establish new sites and facilities and public and private opposition to the location, expansion and operation of these facilities, (ii) governmental actions at all levels that seek to restrict the interstate movement of waste for disposal or which seek to limit the types of waste that can be disposed of in certain facilities, which can, in each case, result in declining volumes of waste available for disposal at some facilities,
(iii) costs associated with liner requirements, groundwater monitoring, leachate and landfill gas control, surface water control, post-closure monitoring, site cleanup, other remedial work and maintenance and long-term care obligations,
(iv) the obligation to manage possible adverse effects on the environment, (v) regulations requiring demonstration of financial responsibility and conformance to prescribed or changing standards and methods of operation, (vi) judicial and administrative proceedings regarding alleged possible adverse environmental and health effects of landfills or other treatment and disposal facilities, and
(vii) reduction in the volume of solid waste available for direct landfill disposal in certain states because of governmental incentives to reduce the daily volume of waste that may be disposed of, initiatives that require waste recycling, minimization or composting and because of incineration in large waste-to-energy facilities. See also "Waste-To-Energy", "Regulation" and "Legal Proceedings - Environmental Proceedings."

BFI has periodically undertaken or been required, and may in the future undertake or be required, to cease or to alter substantially its operations at existing waste disposal sites, to implement new construction standards and to add additional monitoring, post-closure maintenance or corrective measures at waste disposal sites. See "Regulation" for information concerning capital expenditures relating to environmental and health laws and regulations and Notes
(2) and (9) of Notes to Consolidated Financial Statements.

If the Company is unable to continue disposing of planned volumes of wastes at existing solid waste landfills or is unable to either expand existing landfills or establish new sites, it would be required to obtain the rights to use other disposal facilities or to suspend or curtail solid waste collection or disposal activities. Any such actions would have an adverse impact on the Company's collection business and could substantially reduce the Company's revenues and results of operations and increase the risk of impairing the value of the Company's investment in existing or proposed facilities. These developments could also result in accelerating the recognition of closure costs and post-closure monitoring cost accruals for those landfills, with a corresponding negative impact on the Company's results of operations.

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


                              CORPORATE DEVELOPMENT

The Company's corporate development program will evaluate opportunities to expand its customer base by acquiring businesses and properties, broadening the type of services offered and entering into new domestic markets. The Company expects to modestly increase capital expenditures for acquisitions and other corporate development activities during fiscal 1999 as compared to fiscal 1998, but intends to maintain such expenditures below historic levels, with a continuing emphasis on achieving returns over time at targeted amounts in excess of the Company's cost of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -

Liquidity and Capital Resources." The Company intends to further divest certain domestic business assets and operations that are not expected to achieve desired performance objectives.

                              CAPITAL EXPENDITURES

Capital expenditures were approximately $560 million in fiscal 1998, consisting of $27 million for acquired businesses. Approximately $114 million was expended in connection with internal market development projects and municipal contracts and $419 million related to additions and replacements of capital items for existing operations, including existing landfill cell development. See Notes
(6), (7) and (8) of Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional financing information.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, their positions (including their principal areas of responsibility with the Company) and their respective ages are as follows:

Name                                       Position                                       Age *
----                                       --------                                       -----
Bruce E. Ranck                    President, Chief Executive Officer and                  49
                                  Director (1)

Norman A. Myers                   Executive Vice President and                            62
                                  Chief Development Officer

J. Gregory Muldoon                Executive Vice President and                            44
                                  Chief Operating Officer

Jeffrey E. Curtiss                Senior Vice President and                               50
                                  Chief Financial Officer

Hugh J. Dillingham, III           Senior Vice President                                   49
                                  Post Collection

Sandra D. Glatzau                 Senior Vice President                                   46
                                  Marketing and Sales

J. Frederick Snyder               Senior Vice President                                   45
                                  Collection

Rufus Wallingford                 Senior Vice President and                               58
                                  General Counsel

Edward Schick                     Vice President of Business Services and                 42
                                  Corporate Controller

----------------

* As of December 2, 1998.

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

Ms. Glatzau was elected Senior Vice President, Sales and Marketing in September 1996. In May 1995, Ms. Glatzau was appointed Corporate Vice President - Marketing and Sales, and from March 1992 through April 1995, she served as Corporate Vice President - Investor Relations. Ms. Glatzau joined the Company in 1978 and served the Company at various levels including sales representative, regional sales trainer and sales manager and as Divisional Vice President of Marketing and Sales for one of the Company's former regions.

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

Mr. Schick was elected Vice President of Business Services and Corporate Controller in January 1998. He joined BFI in 1987 as Regional Controller in the Company's former Midwest Region. He subsequently held the title of Assistant Corporate Controller and later was placed in charge of Operations Analysis. In 1992, he relocated to Europe as Chief Financial Officer of Browning-

Ferris Industries Europe, Inc. and was instrumental in the sale of the Company's international operations to SITA.

All officers of the Company (including executive officers) are elected by the Board of Directors, generally at its meeting held the day of the annual meeting of stockholders or as soon thereafter as practicable. Each officer is elected to hold office until his successor shall have been chosen and shall have qualified or until his death or the effective date of his resignation or removal. Subject to Board of Director approval, the 1999 Annual Meeting of Stockholders is scheduled to be held March 3, 1999 in Houston, Texas.

ITEM 2. PROPERTIES.

In its operations, the Company uses specially-equipped trucks, containers and compactors. The Company also owns and/or operates sanitary landfill sites throughout the United States and Canada. See "Business - North American Operations - Collection" and "Business - North American Operations - Landfills" and Notes (7) and (9) of Notes to Consolidated Financial Statements.

The Company leases its executive offices which are located at 757 N. Eldridge, Houston, Texas. The Company also owns real estate, buildings and other physical properties, which it employs in its daily operations in a large number of its operating locations. The Company also leases a substantial portion of its transfer stations, offices, storage and shop space. See Notes (7) and (12) of Notes to Consolidated Financial Statements.

BFI believes that its property and equipment is well-maintained and adequate for its current needs, although substantial investments are expected to be made in additional property and equipment for expansion, for replacement of assets as they reach the end of their useful lives and in connection with corporate development activities. See "Business - Corporate Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain of the Company's property and equipment is subject to mortgages and liens securing payment of portions of Company indebtedness. See Notes (10) and
(12) of Notes to Consolidated Financial Statements for information with respect to mortgage and lease obligations on these properties.

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

The Company is continuously engaged in various original or renewal permit application proceedings in connection with the establishment, operation, expansion, closure and post-closure activities relating to waste treatment and disposal facilities, properties and activities. These proceedings, which are a necessary and routine part of waste disposal activities, are held before a variety of regulatory and judicial agencies at the federal, state and local level. In these proceedings, legal challenges are routinely raised by private parties and by the regulatory agencies, alleging a variety of adverse consequences (including adverse effects on the environment, in some instances with particular reference to the inequitable distribution of environmental burdens among various social groups and classes) if the proposed permits are granted or renewed. Opposition is also routinely encountered in connection with proposed changes in zoning designations, operating procedures, remedial or upgrading actions and post-closure activities at waste processing and disposal facilities. See "Business Regulation."

The Company is participating in potentially responsible party ("PRP") groups at 104 waste disposal sites listed on the EPA's National Priority List, which sites may be subject to remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Complete settlements with other members of the PRP groups and/or the EPA have been negotiated with respect to 77 of these sites. Partial settlements have been negotiated with regard to 14 of the sites. These settlements had no material effect on the Company's results of operations or consolidated financial position. Further, the Company has received information requests relating to 60 additional sites on the EPA's National Priority List. For 48 of these sites, the Company has determined that it is not a PRP. The Company's PRP status at the remaining 12 sites has not yet been determined. The number of Superfund sites with which the Company is involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company might be required to bear significantly more than its proportional share of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties.

Management routinely reviews each site requiring corrective action (including Superfund sites) in which the Company is involved, considering its role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which it is associated, and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company, to the extent quantifiable, for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a party's identification as a potentially responsible party, due to the many complex issues that must be addressed in determining the magnitude of the contamination at the site. The process for addressing contamination at a site usually includes technical investigations, selection of a remedy and implementation of the remedy selected. In many cases, the expenditures related to actual corrective action may be incurred over a number of years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

On January 23, 1998, the Company and a subsidiary were notified by the U.S. Department of Justice ("DOJ") that they were targets of a federal grand jury investigation regarding possible violations of the Clean Water Act with respect to a medical waste facility located in the District of Columbia. The Company's subsidiary fully cooperated with the DOJ's investigation. On May 29, 1998, the DOJ and the Company's subsidiary filed a plea agreement styled United States of America v. Browning-Ferris Inc. in the U.S. District Court for the District of Columbia. On October 1, 1998, judgment was entered pursuant to which the Company's subsidiary pled guilty to three violations under the Clean Water Act and agreed to pay $1.5 million in fines and make a $100,000 community service contribution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

BFI's Common Stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and The International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. The table below sets forth by fiscal quarter, for the fiscal years ended September 30, 1997 and 1998, the high and low sales prices of BFI's Common Stock on the New York Stock Exchange - Composite Transactions, as reported in The Wall Street Journal.

                                     Fiscal Year 1997                      Fiscal Year 1998
                              -------------------------------       --------------------------------
                                  High               Low               High                Low
                              -------------       -----------       ------------       -------------
         First Quarter             $27-5/8           $24-1/8            $38-7/8            $29-7/16
         Second Quarter             32-7/8            25-3/4             38-1/8                  30
         Third Quarter              35-1/2            26-3/8             37-1/8              31-1/2
         Fourth Quarter           38-13/16            33-7/8             38-5/8              30-1/4

As of December 2, 1998, there were approximately 14,000 holders of record of BFI Common Stock.

In June 1998, the Board of Directors elected to renew the Company's Preferred Stock Purchase Rights Plan and in connection therewith declared a dividend of one Preferred Stock Purchase Right (a "Right") on each outstanding share of the Company's Common Stock and on each share subsequently issued until separate Rights certificates are distributed or the Rights expire or are redeemed. See Note (14) of Notes to Consolidated Financial Statements for more detailed information concerning these Rights.

BFI has paid cash dividends on its Common Stock each year since 1950. Cash dividends are paid quarterly. During fiscal 1997 and 1998, 70 cents and 76 cents, respectively, were paid in dividends on each share of Common Stock. The most recently declared quarterly cash dividend on the Common Stock was 19 cents per share. The payment of dividends or other distributions on, or with respect to, the Common Stock is limited by provisions of the Company's Amended and Restated Multicurrency Revolving Credit Agreement and Second Amended and Restated Revolving Credit Agreement. See Note (10) of Notes to Consolidated Financial Statements for a description of these credit agreements. The amount available for payment of dividends or distributions on or with respect to Common Stock pursuant to the most restrictive of such limitations was approximately $236 million on September 30, 1998, after giving effect to cash dividends paid or declared through September 30, 1998. BFI currently expects to continue the payment of dividends, although future dividend payments will depend on BFI's earnings, financial needs and other factors.

                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 6. - Selected Financial Data

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1998.

------------------------------------------------------------------------------------------------------------
                                                         Year Ended September 30,
                                ----------------------------------------------------------------------------
                                   1998            1997            1996             1995            1994
------------------------------------------------------------------------------------------------------------
                                                (In Thousands Except for Per Share Amounts)
Operating
 Statement Data:
Revenues                        $ 4,745,748     $ 5,782,972     $ 5,779,277      $ 5,779,351     $ 4,314,541

Income before
 special charges (credits),
 extraordinary
 items and cumulative
 effects of changes
 in accounting
 principles                     $   336,495     $   332,822     $   273,014      $   384,561     $   283,973

Income (loss) before
 extraordinary items
 and cumulative effects
 of changes in accounting
 principles                     $   349,373     $   283,695     $   (89,172)     $   384,561     $   283,973

Net income (loss)               $   338,811     $   265,214     $  (101,331)     $   384,561     $   278,710

Income (loss) per share
 (diluted) -
 Income (loss)
  before extraordinary
  items and cumulative
  effects of changes in
  accounting principles         $      1.93     $      1.39     $     (0.45)     $      1.92     $      1.52

  Net income (loss)             $      1.87     $      1.30     $     (0.51)     $      1.92     $      1.49

Cash dividends per
 common share                   $       .76     $       .70     $       .68      $       .68     $       .68

(Continued on Following Page)

----------------------------------------------------------------------------------------------
                                      Year Ended September 30,
                    --------------------------------------------------------------------------
                           1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------
                                                    (In Thousands)
Balance Sheet Data:

Property and
 equipment, net         $2,812,221     $3,567,155     $3,920,721     $3,722,292     $3,049,767


Total assets            $4,999,481     $6,678,292     $7,600,906     $7,460,372     $5,796,955


Long-term debt          $1,792,863     $1,675,162     $2,766,885     $2,410,748     $1,458,629


Common stock-
 holders' equity        $1,413,458     $2,660,763     $2,510,278     $2,741,750     $2,391,680



Cash Flow Data:

Capital
 expenditures           $  525,447     $  494,725     $  935,382     $  929,596     $  694,475

Payments for
 businesses
 acquired               $   24,409     $   21,305     $  188,451     $  769,369     $  398,734

Cash flows from
 operating
 activities             $  733,581     $  999,100     $  856,843     $1,030,489     $  693,928

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      The following discussion and analysis of the Company's operations, financial performance and results, as well as material set forth elsewhere herein, includes statements that are not historical facts. Such statements are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) based on the Company's expectations and as such, these statements are subject to uncertainty and risk. These statements should be read in conjunction with the "Regulation", "Competition" and "Waste Disposal Risk Factors" sections of this document which describe many of the external factors that could cause the Company's actual results to differ materially from the Company's expectations.

RESULTS OF OPERATIONS

      Fiscal 1998 was a year in which the Company improved its earnings per share and returns significantly by divesting underperforming operations, reducing costs and repurchasing shares of its common stock. In March 1998, the Company sold substantially all of its operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. SITA is a leading industrial waste services company, which provides collection, recycling, waste-to-energy and disposal services related to residential, commercial, industrial and medical waste outside of North America. The Company also repurchased 56.3 million shares of its common stock during fiscal 1998 at a total cost of approximately $2.0 billion, which favorably affected earnings per share despite the higher interest expense resulting from the stock repurchases.

      Net income for fiscal 1998 was $336.5 million ($1.856 diluted earnings per share) before special credits, extraordinary item and cumulative effects of changes in accounting principles on consolidated revenues of $4.75 billion. These results compare with net income before special charges and extraordinary items for fiscal 1997 of $332.8 million ($1.634 diluted earnings per share on a restated basis) on consolidated revenues of $5.78 billion. This represents a 14% increase in earnings per share in fiscal 1998 over last year.

      The current year results reflect pre-tax special credits of $21.5 million ($.07 diluted earnings per share) related principally to the estimated gain associated with the sale of substantially all of the Company's operations outside of North America to SITA at the end of March 1998.

      Fiscal 1998 results also include a net after-tax charge of $.053 diluted earnings per share related to the cumulative effects of changes in accounting principles. This charge related to (1) the write-off of previously capitalized business process reengineering costs of approximately $21 million ($13.8 million after-tax, or $.076 diluted earnings per share) as a result of a November 1997 consensus ruling issued by the Emerging Issues Task Force of the Financial Accounting Standards Board offset partially by (2) the adoption of a preferable method of accounting for employee retirement plan costs that more closely matches current economic realities, which resulted in the recognition of an after-tax credit of $4.2 million, or $.023 diluted earnings per share. See Note
(5) of Notes to Consolidated Financial Statements.

      Extraordinary charges of $.005 and $.091 diluted earnings per share were recorded in fiscal years 1998 and 1997, respectively, associated with the redemption and refinancing of debt.

      Fiscal 1998 net income after considering special credits, extraordinary item and accounting changes was $338.8 million ($1.869 diluted earnings per share) compared with net income, after considering special charges and extraordinary items, of $265.2 million ($1.302 diluted earnings per share on a restated basis) for fiscal 1997.

      Fiscal 1998 results before special credits, extraordinary charges and cumulative effects of changes in accounting principles, reflect the effects of actions taken in the Company's North American operations in fiscal 1997 to (1) reduce SG&A staffing levels and operating costs in the Company's collection and recycling businesses, (2) divest underperforming operations and assets and (3) improve customer pricing. Similar cost reduction actions taken in the Company's international operations began to impact favorably the Company's international operating results prior to the sale of these operations in March 1998.

      Additionally, to improve the Company's long-term competitiveness in the North American solid waste industry, the Company announced in May 1998 a cost reduction program expected to reduce expenses by $30 million during the second half of fiscal 1998 (before considering severance costs) and have an annualized effect of over $80 million in fiscal 1999. This cost reduction program was undertaken based on initiatives developed over several previous quarters. Under this cost reduction program, the Company is also continuing to pursue field facility and functional consolidation and other actions, which are improving operating costs.

      Through the end of fiscal 1998, the Company benefited from approximately $40 million of cost savings (before severance costs) from actions taken under this cost reduction program. The primary drivers of these cost savings were reduced costs associated with the Company's employee retirement plan, reduced operating expenses, especially in the landfill and recycling operations, corporate and field headcount reductions and a one-time gain of $9.4 million relating to termination of a postretirement medical plan. The Company believes its fiscal 1999 cost reduction target of $80 million (including the impact of fiscal 1998 actions) under this program continues to be achievable.

      Fiscal 1998 costs were affected unfavorably by increased selling, general and administrative costs, including staffing, related to implementation of the Company's new SAP software system and the continued support of certain existing software systems not yet replaced. The new system was implemented and amortization commenced on January 1, 1998. At the outset of fiscal 1998, the Company expected to realize benefits in purchasing costs and in its accounting and administrative support areas as certain modules of SAP were installed in the field operations over the course of the year. However, the Company is incurring the higher costs of the new system, approximately $24 million in fiscal 1998 over 1997, but is not yet realizing the expected benefits. Actions were taken in September 1998 to suspend further development of the second phase of SAP so that greater emphasis could be placed on the resolution of issues related to the phase already implemented, including the modification of a number of business processes. The Company will continue to rely on legacy systems for billing, customer and operational requirements. The Company continues to believe that the SAP software system will ultimately yield significant long-term economic benefits.

      Although significant progress was made in the current fiscal year, the Company did not achieve its goals for fiscal 1998 as its results fell short of its milestones for revenue growth, return on gross assets, selling, general and administrative ("SG&A") expense and operating income. The Company recognizes that substantial work remains to be accomplished, particularly in the area of SG&A. The emphasis in fiscal 1999 will be to accelerate the rate of growth and the cost reduction program. The Company also plans to continue to focus on asset management and to limit capital spending in fiscal 1999.

Revenues

      Revenues declined from $5.78 billion in fiscal 1997 to $4.75 billion in fiscal 1998. Revenues were unchanged from fiscal years 1996 to 1997. The following table reflects the contribution to total revenue of the Company's business segments for the last three years (in millions):

                                      Year Ended September 30,
                                    ---------------------------
                                     1998      1997      1996
                                    -------   -------   -------
North American Operations (1)
Collection Services -
  Solid Waste                       $2,753    $2,913    $2,886

Transfer and Disposal -
  Solid Waste
    Unaffiliated customers             565       552       537
    Affiliated companies               543       527       513
                                    ------    ------    ------
                                     1,108     1,079     1,050
Recycling Services                     473       555       531
Medical Waste Services                 198       199       200
Services Group and Other               121       106        89
Elimination of affiliated
  companies' revenues                 (543)     (527)     (513)
                                    ------    ------    ------
Total North American Operations      4,110     4,325     4,243
                                    ------    ------    ------
International Operations (2)
Germany                                301       633       662
The Netherlands                        125       289       323
United Kingdom                         102       227       193
Other                                  108       309       358
                                    ------    ------    ------
Total International Operations         636     1,458     1,536
                                    ------    ------    ------
Total Company                       $4,746    $5,783    $5,779
                                    ======    ======    ======
Percentage Increase (Decrease)
  from Prior Year                      (18)%      --%       --%


---------------

      (1) Revenues from Canadian operations of $172 million, $176 million and $169 million for fiscal years 1998, 1997 and 1996, respectively, are included in North American revenues.

      (2) Revenues declined significantly from prior years due principally to the divestiture of substantially all of the Company's international operations in March 1998.

      The following table reflects changes in revenues for fiscal 1998 from price, volume, acquisitions, divestitures, and foreign currency translation compared with revenue changes for fiscal years 1997 and 1996.

                                    Change in Revenues
                              ------------------------------
                               1998        1997        1996
                              ------      ------      ------
 Price                           0.5%        1.2%       (5.9)%
 Volume                          0.1         1.0         0.4
 Acquisitions                    1.5         2.4         5.7
 Divestitures                  (19.7)       (2.4)         --
 Foreign currency
   translation                  (0.3)       (2.1)       (0.2)
                              ------      ------      ------
 Total Percentage Increase
   (Decrease)                  (17.9)%       0.1%         --%
                              ======      ======      ======

      As shown above, the divestiture of North American and international business operations in fiscal 1997 and the sale of substantially all of the Company's remaining international operations in March 1998 resulted in a significant reduction in revenues for the current year compared with fiscal 1997. Further, increased disposal volumes in fiscal 1998 were almost totally offset by reduced volumes related to the loss of (1) certain municipal contracts put out to bid that were not re-awarded to the Company and (2) certain small container work for schools, post offices, city-controlled apartment projects and other government-owned buildings. Revenue volumes have been favorably affected in fiscal 1998 by higher customer retention due to improved customer satisfaction. In fiscal 1998, revenues increased due to pricing in each of the Company's North American business operations, with the exception of disposal operations. Revenue growth due to acquisitions was attributable to acquisitions consummated in both fiscal years 1997 and 1998.

      In order to achieve greater internal revenue growth in the future, the Company named marketplace revenue managers during the third quarter of fiscal 1998 and redeployed 175 additional outside sales personnel in various markets, as deemed appropriate, in order to generate additional new business. The Company also is implementing more aggressive price increases in certain customer segments and marketplaces and is competitively pricing business in general business and small container government contract work to maintain route density. The Company has continued to exercise pricing discipline on municipal contracts and, as a result, has lost more of this work than contemplated. Lastly, the Company continues to pursue additional third party volumes via reciprocal waste disposal agreements with other companies. As a result of the Company's actions, year-to-year internal growth for the last six months of fiscal 1998 was greater than the internal growth experienced during the first six months of fiscal 1998.

      As shown above, acquisitions accounted for revenue growth of 2.4% during fiscal 1997 over fiscal 1996. Revenue growth due to acquisitions was attributable principally to acquisitions consummated in fiscal 1996. No significant acquisitions were closed in fiscal 1997 with the emphasis on internal rather than external growth. In fiscal 1997, increases in revenues due to price were noted in the Company's international, collection, medical waste and, to a lesser extent, recycling businesses while a decrease was experienced in the transfer and disposal business. The weighted average market prices for corrugated, office paper and newspaper in North America did not change significantly from fiscal 1996 to 1997. The increases in revenue due to volume in fiscal 1997 compared with the prior year were driven by increases in the North American collection, transfer and disposal and recycling businesses. Revenues also reflected the effect of divestitures and lower international revenues from foreign currency translation due to the stronger U.S. dollar.

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

Cost of Operations

      The following table reflects the portion of cost of operations associated with depreciation and amortization expense for the periods presented:

                                                                  Year Ended September 30,
                                  ------------------------------------------------------------------------------------------
                                                   Revenue                         Revenue                         Revenue
                                     1998             %              1997             %              1996             %
                                  ----------      ----------      ----------      ----------      ----------      ----------
                                                                 (Dollar amounts in thousands)
Cost of
  operations,
  excluding
  depreciation
  and
  amortization
  expense                         $3,046,389            64.2%     $3,815,738            66.0%     $3,824,784            66.2%
Depreciation
  and
  amortization
  expense                            391,272             8.2%        473,876             8.2%        490,831             8.5%
                                  ----------      ----------      ----------      ----------      ----------      ----------
                                  $3,437,661            72.4%     $4,289,614            74.2%     $4,315,615            74.7%
                                  ==========      ==========      ==========      ==========      ==========      ==========

      Cost of operations decreased $852.0 million or 19.9% for fiscal 1998, compared with last year. Most of the decrease in cost of operations is attributable to the impact of divestitures of certain business operations and assets in fiscal 1997, the sale of the Company's international operations in March 1998, and the Company's cost reduction programs implemented in both fiscal years 1997 and 1998. As a result of the cost reduction programs, the Company has reduced its operating headcount through the re-routing of trucks, field facility and functional consolidations, closures of operating facilities and, where appropriate, after careful review, a reduction in supervisory and administrative support personnel.

      Cost of operations decreased $26.0 million or 0.6% during fiscal 1997 compared with fiscal 1996. The decrease in cost of operations is attributable to the impact of divestitures of certain business operations and the operating cost reduction program initiated in March 1997. These decreased costs were offset largely by the increase in cost of operations related to businesses acquired in fiscal 1996 and, to a lesser extent, fiscal 1997.

      Cost of operations increased $168.3 million (4%) in fiscal 1996 compared with fiscal 1995. Most of this increase in cost of operations was attributable to businesses acquired, including the acquisition of Attwoods in December 1994. Cost of operations as a percent of revenues increased to 74.7% in fiscal 1996 compared with 71.8% in fiscal 1995. This increase as a percent of revenues from fiscal 1995 was principally attributable to the negative effect on revenues of lower worldwide recycling commodity prices in fiscal 1996 compared with the prior year.

Selling, General and Administrative Expense

      The following table reflects the portion of SG&A expense associated with depreciation and amortization expense for the periods presented:

                                                             Year Ended September 30,
                                  ------------------------------------------------------------------------------
                                                Revenue                     Revenue                     Revenue
                                    1998           %           1997             %          1996             %
                                  --------      --------      --------      --------      --------      --------
                                                          (Dollar amounts in thousands)
SG&A, excluding
  depreciation
  and
  amortization
  expense                         $604,601          12.7%     $716,448          12.4%     $762,375          13.2%

Depreciation
  and
  amortization
  expense                           78,683           1.7%       95,794           1.6%      111,694           1.9%
                                  --------      --------      --------      --------      --------      --------
                                  $683,284          14.4%     $812,242          14.0%     $874,069          15.1%
                                  ========      ========      ========      ========      ========      ========

      SG&A expense decreased $129.0 million in fiscal 1998, or 15.9% from last year. The decrease in SG&A expense was driven largely by the impact of the divestitures of certain business operations and assets in fiscal 1997, the sale of substantially all of the Company's international operations in March 1998 and the reduction in employees and other cost reduction actions to improve operating and administrative efficiency implemented in both fiscal years 1997 and 1998. This decrease was offset partially by an increase in expense of approximately $24 million related to implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced. Fiscal 1998 SG&A expense was also affected unfavorably by approximately $6 million of severance costs incurred in the latter half of the year in connection with the cost reduction program announced in May 1998.

      SG&A expense was $812.2 million for fiscal 1997, a decrease of 7.1% from fiscal 1996. The $61.8 million decrease in SG&A expense was driven largely by the impact of divestitures of certain business operations as well as the reduction in employees worldwide and other cost reduction actions to improve operating and administrative efficiency. This decrease was offset partially by higher costs associated with businesses acquired (principally in fiscal 1996) and approximately $21 million in severance and reorganization expenses included in SG&A expense associated with both the reorganization of North American operations announced in June 1996 and the fiscal 1997 reduction of employees worldwide.

      SG&A expense increased $31.2 million (4%) in fiscal 1996, compared with fiscal 1995. SG&A expense as a percent of revenues increased to 15.1% in fiscal 1996 compared with 14.6% in fiscal 1995. The increase in SG&A expense in fiscal 1996 as a percent of revenue compared with the prior year resulted principally from the negative effect on revenues of lower worldwide recycling commodity prices between the years. The $31 million increase in SG&A expense in fiscal 1996 compared with the prior year was primarily related to higher costs (including goodwill amortization expense) associated with the Company's acquisition activities, a substantial portion of which was related to the acquisition of Attwoods in December 1994. Fiscal 1996 SG&A expense also included approximately $4.2 million of expenses associated with the reorganization announced in June 1996. SG&A expense for fiscal 1996 was offset partially by reduced incentive compensation related to the lower earnings level achieved in 1996.

Special Charges (Credits), net

      Special credits of $21.5 million ($12.9 million or $.07 per share after income taxes) were reported for fiscal 1998. These special credits are related principally to the estimated gain of $17.9 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of related costs, has been deferred in connection with the Company's continuing investment in SITA. The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

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

      Special charges of $447 million ($362 million or $1.80 per share after income taxes) were included in fiscal 1996 results of operations. The charges resulted principally from management decisions to sell the Company's Italian operations, divest certain domestic and international non-core business assets and operations and close certain recycling facilities not expected to achieve desired performance objectives. The special charges also included a writedown to fair value of the Company's investment in the Azusa, California landfill. See Note (4) of Notes to Consolidated Financial Statements for further discussion of the special charges (credits).

Interest Expense and Income

      Interest expense and income for the last three fiscal years were as follows (in thousands):

                                           1998      1997      1996
                                         --------  --------  --------
             Gross interest expense      $131,726  $174,939  $195,605
             Interest capitalized          (8,726)   (9,714)  (16,306)
                                         --------  --------  --------
             Interest expense            $123,000  $165,225  $179,299
                                         ========  ========  ========
             Interest income             $  4,723  $  7,142  $  8,842
                                         ========  ========  ========

      Fiscal 1998 interest expense declined by $42.2 million to $123.0 million from $165.2 million for fiscal 1997 due to (1) the decrease of $308 million of weighted average debt outstanding in fiscal 1998 and (2) lower average cost of indebtedness. The decrease in average debt outstanding was driven by the $999.8 million reduction in debt during fiscal 1997, principally in the latter half of the fiscal year, the utilization of cash proceeds of $950 million from the sale of the Company's international operations in March 1998, and cash proceeds of $409.7 million received in exchange for approximately 11.5 million shares of the Company's common stock in June 1998. Reductions in debt were offset, to some extent, by additional borrowings, principally associated with the common stock repurchase program (56.3 million shares repurchased at a cost of approximately $2 billion). The lower average cost of indebtedness is due primarily to the early retirement of debt during the latter part of fiscal 1997 with interest rates ranging from 6.10% to 9.25% and to the increased utilization of commercial paper borrowings during the latter part of fiscal 1998 at interest rates ranging from 5.55% to 6.25%.

      Fiscal 1997 interest expense declined by $14.1 million to $165.2 million from $179.3 million for fiscal 1996. This decrease was driven principally by the $999.8 million reduction in debt during fiscal 1997, largely as a result of cash proceeds from the 56 businesses divested in fiscal 1997, increased cash flow from improved operating performance and the limitation on capital spending in fiscal 1997 ($527 million) compared with fiscal 1996 ($1.2 billion).

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

Equity in Earnings of Unconsolidated Affiliates

      Equity in earnings of unconsolidated affiliates increased $6.1 million from fiscal 1997 to fiscal 1998 primarily due to improved earnings from the Company's North American waste-to-energy equity affiliates. The reduction in equity in earnings of unconsolidated foreign affiliates as a result of the sale of the Company's international operations in March 1998 was largely offset by equity in earnings of SITA of approximately $7.8 million.

      Equity in earnings of unconsolidated affiliates declined slightly from fiscal 1996 to fiscal 1997 due to the reduction in equity earnings from Pfitzenmeier & Rau ("P&R") due to the acquisition of the remaining 50% ownership interest of P&R by Otto Waste Services during the second quarter of fiscal 1996, offset to a large extent by improved earnings from the Company's Hong Kong equity affiliates. The Company acquired a 50% ownership interest in Otto Waste Services in February 1994 and consolidated Otto's financial results, which included equity in earnings of Otto's unconsolidated affiliates, until these operations were sold in March 1998 as part of the sale of international operations to SITA.

Income Taxes

      The Company's effective income tax rate for fiscal 1998 was 40.0% prior to considering equity in earnings of SITA of $7.8 million, which are included in pre-tax income, but have already been tax effected prior to being recorded by the Company. The Company's effective income tax rate for fiscal year 1997 was 40.0%, and the effective income tax rate for fiscal 1996 was 40.0% prior to considering the special charges of $447 million taken in the fourth quarter. Actual income tax expense for fiscal 1996 exceeded pre-tax reported income (income before income taxes, minority interest and extraordinary item) significantly in recognition that certain amounts included in the special charges either were not deductible for income tax purposes or that deductible amounts could expire prior to utilization by the Company.

Minority Interest in Income of Consolidated Subsidiaries

      The minority interest in income of consolidated subsidiaries is principally associated with the net income of Otto Waste Services. The decrease in minority interest in income of consolidated subsidiaries of $6.8 million for fiscal 1998 compared with fiscal 1997 was due to the sale of substantially all of the Company's international operations in March 1998. The $1.7 million increase in fiscal 1997 over fiscal 1996 was not significant. The fiscal 1996 decline of $18.4 million from fiscal 1995 was principally due to the negative impact of lower recycling commodity prices received in Germany in fiscal 1996 as compared with the prior year.

Extraordinary Items

      During the second quarter of fiscal 1998, one of the Company's unconsolidated affiliates, American Ref-Fuel Company of Southeastern Connecticut, incurred a pre-tax charge of $3.1 million associated with its obligation to redeem approximately $90 million principal amount of 1988 Series A Bonds in November 1998. As a result, the Company reflected an extraordinary charge, after-tax, of $999,000 (or approximately $0.005 per share) in its Consolidated Statement of Operations related to its 50% ownership interest in this affiliate. Interest was payable on the 1988 Series A Bonds at a weighted average interest rate of approximately 7.9%, compared with the weighted average interest rate of approximately 5.1% for the new bonds, which mature in 2015.

      During the second quarter of fiscal 1997, the Company's unconsolidated affiliate, American Ref-Fuel Company of Hempstead, incurred a pre-tax charge to expense of $9.6 million associated with the redemption of approximately $250 million principal amount of Series 1985 Bonds, which were refinanced. As a result, the Company has reflected an extraordinary charge, after tax, of $3.1 million (or approximately $0.015 per share) in its fiscal 1997 results of operations related to its 50% ownership interest in this affiliate.

      During the third quarter of fiscal 1997, the Company redeemed $160 million of private placement notes previously scheduled to mature in fiscal 1998 and $11.8 million of tax-exempt debt associated with a landfill that was sold in the third quarter by the Company. On September 3, 1997, the Company announced a tender offer for its $300 million 7 7/8% Senior Notes due March 15, 2005. Prior to expiration of the tender offer on September 17, 1997, approximately $230.5 million of these notes were tendered pursuant to the tender offer. During the fourth quarter of fiscal 1997, the Company also acquired $122.6 million of its outstanding publicly traded debt through open market purchases. The Company purchased $43.3 million of its 6.10% Senior Notes, $38.8 million of its 6.375% Senior Notes, $40.0 million of its 7.40% Debentures and $0.5 million of its 9 1/4% Debentures. These redemptions of debt, aggregating $524.9 million, resulted in extraordinary charges to the Company's fiscal 1997 net income of $15.4 million, after income taxes, or approximately $0.076 per share.

      On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million of 6 1/4% Convertible Subordinated Debentures due 2012 were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in an extraordinary charge to the Company's fiscal 1996 net income of $12.2 million, after income taxes, or approximately $0.061 per share.

Cumulative Effects of Changes in Accounting Principles

      On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.076 diluted earnings per share in fiscal 1998 as the cumulative effect of a change in accounting principle.

      During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company has changed its method of calculating the value of assets of its plan from a calculation that recognizes changes in fair value of assets over five years to recognition of changes in fair value immediately. The Company has also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.023 diluted earnings per share, as the cumulative effect of a change in accounting principle.

Profitability Ratios and Other Financial Information

      The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                                  Year Ended September 30,
                                         -----------------------------------------
                                           1998             1997            1996
                                         --------         --------        --------
Profitability margins:
  Gross profit                               27.6%            25.8%           25.3%
  Income from operations before
    special charges (credits)                13.2%            11.8%           10.2%
  Income from operations                     13.6%            10.4%            2.5%
  Income before income taxes,
    minority interest,
    extraordinary items
    and cumulative effects of
    changes in accounting
    principles                               12.4%             8.6%            0.5%
  Net income before special
    charges (credits), extraordinary
    items and cumulative effects
    of changes in accounting
    principles                                7.1%             5.8%            4.7%
  Net income (loss)                           7.1%             4.6%           (1.8)%

Other financial information:
  Pre-tax, pre-interest return on
    average total assets, excluding
    special charges                          12.3%            10.2%            8.4%

  Return on gross assets                     13.5%(1)         11.9%           11.4%

  Ratio of earnings to fixed
    charges                                  3.81(2)          2.98(3)         1.02(4)

------------

(1) Excluding severance costs of $3.1 million, after tax, incurred in the third quarter of fiscal 1998.

(2) Excluding the effects of the fiscal 1998 special credits of $21 million, the ratio of earnings to fixed charges for fiscal 1998 was 3.71.

(3) Excluding the effects of the fiscal 1997 special charges of $82 million, the ratio of earnings to fixed charges for fiscal 1997 was 3.31.

(4) Excluding the effects of the fiscal 1996 special charges of $447 million, the ratio of earnings to fixed charges for fiscal 1996 was 2.77.

      All of the profitability margins presented above showed improvement for the year ended September 30, 1998 compared with fiscal 1997. Profitability margins in fiscal 1998 were affected favorably by the sale of substantially all of the Company's international operations in March 1998 and the divestiture of other underperforming operations and assets, which occurred principally in the latter half of fiscal 1997. Improvement in the North American gross profit margin was noted in the Company's disposal business as well as its recycling and medical waste businesses. Increased landfill volumes and cost reduction efforts were the key drivers of improved margin performance. In the recycling business, the improvement was due to the successful execution of strategies to exit underperforming recycleries, improve the quality of recyclable materials received and reduce operating costs per ton, as well as slightly higher weighted average commodity prices. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, increased to approximately $68 per ton in the current year from approximately $66 per ton last year. Increased SG&A expenses as a percentage of revenues affected unfavorably the North American income from operations margin. Prior to the sale of the Company's international operations in March 1998, a slight improvement was noted in the gross profit margin and the income from operations margin of these operations compared with the same period of the prior year.

      Special charges of $82 million and $447 million taken in fiscal years 1997 and 1996, respectively, had a significant negative impact on the profitability margins of the Company other than the gross profit margin. Improvement was noted in each of the above profitability margins in fiscal 1997 when compared with fiscal 1996. These margins were affected favorably by the Company's operating and SG&A cost reduction efforts, the divestiture of certain underperforming business operations and assets, and improved customer pricing. The current year profitability margins were affected negatively by employee severance and reorganization expenses of approximately $24 million, although this effect was offset largely by an increase in income from operations of $27.2 million, a significant portion of which is related to reduced depreciation and amortization expense resulting from the special charges taken in fiscal years 1996 and 1997. Improved operating profit margins were achieved in each of the Company's core business types in North America as well as its international operations during fiscal 1997.

      Total assets declined from $7.6 billion at September 30, 1996 to $6.7 billion at September 30, 1997 and declined further to $5.0 billion at September 30, 1998. The fiscal 1997 decline resulted principally from the divestitures of 56 business operations and asset divestitures in fiscal 1997, decreases due to foreign currency translation and decreases for depreciation and amortization expense, offset partially by fiscal 1997 capital expenditures. Pre-tax, pre-interest return on average total assets increased in fiscal 1997 over fiscal 1996 due both to the improved earnings and the reduction in assets over the course of the year. The decline in total assets in fiscal 1998 was attributable principally to the sale of substantially all of the Company's international operations to SITA in March 1998. The improvement in pre-tax, pre-interest return on average total assets in fiscal 1998 over fiscal 1997 was driven largely by the sale of the lower margin international operations.

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

      Operating cash flow - the sum of (i) net income before extra-ordinary items and cumulative effects of changes in accounting principles, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal 1997 and 1996). Special credits have also been excluded for purposes of this computation.

      Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $33 million and $96 million at September 30, 1998 and 1997, respectively), less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) noncurrent accrued environmental and landfill costs associated with the continuing operations of the Company and (iii) deferred income tax liabilities.

The gross assets in the ROGA computation for a fiscal year are the average of the applicable five quarter-end amounts in the period.

      Although the Company did not achieve its milestones during fiscal 1998, improvement was noted in operating profit margin and return on gross assets from fiscal 1997. The Company's goals and actions in fiscal 1998 continued to align the Company's performance with its stockholders' interests. In addition, incentive compensation plans link employees to common goals and reward them only as stockholders and customers benefit from improved performance by the Company. The fiscal 1998 milestones for the total Company and its North American operations compared with actual performance for fiscal 1998, excluding severance costs, and fiscal 1997 are as follows:

                                                                                         North
                                     Total Company                                      America
                        ------------------------------------------      ------------------------------------------
                         Fiscal         Fiscal            Fiscal         Fiscal          Fiscal            Fiscal
                          1998           1998              1997           1998            1998              1997
                        Milestone       Actual            Actual        Milestone        Actual            Actual
                        ---------      ---------         ---------      ---------      ---------         ---------
SG&A as a percent
  of revenues                13.5%          14.3%(1)          14.0%          13.5%          14.3%(1)          14.0%
Operating profit
  margin (2)                 13.8%          13.3%(1)          11.8%          15.0%          14.1%(1)          13.1%
Revenue growth (3)
  Internal                    3.5%           0.6%              2.2%           4.0%           0.6%              2.1%
  Acquisitions                1.0%           1.5%              2.4%           1.0%           1.5%              2.0%
                        ---------      ---------         ---------      ---------      ---------         ---------
      Total                   4.5%           2.1%              4.6%           5.0%           2.1%              4.1%

Return on gross
  assets                     13.3%          13.5%(1)          11.9%          14.7%          14.2%(1)          13.4%

---------------

      (1) SG&A and operating profit as a percent of revenues exclude severance costs of $5.2 million incurred in the third quarter of fiscal 1998. Return on gross assets excludes the after-tax effect of these severance costs ($3.1 million).

      (2) Excluding special charges (credits), net.

      (3) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange.

      The fiscal 1999 milestones for the total Company compared with fiscal 1998 actual performance are as follows:

                                            Fiscal 1999    Fiscal 1998
                                            Milestones       Actual
                                           ------------    -----------
               SG&A as a percent of
                 revenues (1)                12.2%           12.3%
               Operating profit margin       14.7%           13.3%
               Revenue growth                 3.5%            2.1%
               Return on gross assets        13.8%           13.5%

---------------

      (1) Reflected on a restated basis to conform to fiscal 1999 presentation. Amounts exclude depreciation and amortization previously included in SG&A expense and reflect the reclassification of certain expenses from SG&A expense to costs of operations.

      EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $1.09 billion for fiscal 1998 compared with $1.25 billion for fiscal 1997. The current year decline in EBITDA is principally attributable to the Company's divestiture of business operations during fiscal 1997 and its international operations in March 1998. North American EBITDA (including approximately $6 million of severance costs) was $985 million for fiscal 1998, a slight decline from EBITDA of $1,003 million for fiscal 1997. North American EBITDA also declined principally as a result of the divestiture of business operations and assets, principally in fiscal 1997. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

      The effect of general inflation, as measured by the average consumer price index, has not historically had a material impact on the Company's overall financial position or results of operations.

ENVIRONMENTAL MATTERS

      As of September 30, 1998 and 1997, the Company's balance sheet included accrued environmental costs of $481 million and $613 million, respectively, associated with its obligations for closure and post-closure of its operating and closed landfills and for remediation and corrective actions at Superfund sites and other facilities which are discussed in the following paragraphs. See Notes (2) and (9) of Notes to Consolidated Financial Statements for a discussion of the Company's environmental and landfill accounting policies and other financial information related to environmental and landfill accruals.

      The Company's landfills are subject to specific operating permit requirements and the applicable existing regulatory requirements of the national, state and local jurisdictions in which they are operated. On an ongoing basis, the Company, based on input from its engineers and accounting personnel, estimates its future cost requirements for closure and post-closure management of its landfills based on its interpretations of these regulations and standards. Accruals for these costs are typically provided as the remaining permitted airspace of these facilities is consumed. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers and accounting personnel are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accruals are revised.

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

      Various subsidiaries of the Company are participating in potentially responsible party ("PRP") groups at 104 waste disposal sites listed on the U.S. Environmental Protection Agency's National Priority List, which may be subject to remedial action under Superfund. The Company's association with these sites is typically attributable to the transportation of waste to the listed sites by its subsidiaries (or their predecessors). In many cases, these waste disposal activities were performed by companies prior to their acquisition by the Company. Certain of the Company's subsidiaries have negotiated settlements with other members of the PRP groups and the EPA with respect to 77 of these 104 Superfund sites. Partial settlements have been negotiated with regard to 14 of the remaining sites. These settlements had no material effect on the Company's liquidity, results of operations or financial position. Further, various subsidiaries have received information requests relating to 60 additional sites on the EPA's National Priority List. For 48 of these sites, the Company has determined it is not a PRP; the Company's PRP status at the remaining 12 sites has not yet been determined. The number of Superfund sites with which the Company's subsidiaries are involved may increase or decrease depending upon the EPA's findings from responses to these information requests and any future information requests which may be received. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result, one company may be required to bear significantly more than its proportional share, or possibly all, of the cleanup costs if it is unable to obtain appropriate contributions from other responsible parties. The final negotiated settlement relating to the large majority of Superfund sites occurs several years after a company has been identified as a PRP due to the many complex issues that must be addressed in determining the magnitude of contamination present, the cause of the contamination and the recommended remedial action to be taken. In many cases, the expenditures related to actual remediation may also occur over a number of years.

      The Company has implemented programs to promote compliance with the laws, regulations and permit requirements governing its landfills and has as its goal 100% compliance. These programs include systematic site reviews and evaluations of each site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated, and the number and financial capabilities of the other parties at the various sites. Even with these programs, management believes that in the normal course of doing business, companies in the waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste disposal sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company, to the extent quantifiable, for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Management also routinely reviews the realization of its investments in operating landfills and the adequacy of its accruals for the future costs of closure and post-closure monitoring and maintenance at its operating and closed landfills and adjusts its asset values and accruals as deemed appropriate.

      Management believes that the ultimate disposition of these environmental matters will not have a materially adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company, though resolution of one or more of these matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. Due to the nature of the Company's business and the continuing emphasis of government in all jurisdictions and the public on environmental issues relating to the waste disposal industry, it can be reasonably expected that various subsidiaries of the Company will become involved in additional remediation actions and Superfund sites in the future. Management attempts to anticipate future changes in laws, regulations and operating permit requirements which may affect the Company's operations; however, there is no assurance that such future changes will not significantly affect such operations.

YEAR 2000 ISSUES

      Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive information, were configured to use a two-digit date field, which will preclude them from properly recognizing dates in the year 2000. The inability to properly recognize date-sensitive information in the year 2000 could render systems inoperable or cause them to incorrectly process operational or financial information. In fiscal 1995, the Company initiated a project to implement the SAP suite of business systems software (which is year 2000 compliant) to replace essentially all of the Company's existing business systems. The first phase of this project, implemented in January 1998, replaced approximately 45% of the existing business systems of the Company. Due to timing related to implementation of the second phase of this project, the Company commenced a Year 2000 Project to ensure compliance of remaining legacy systems by early 1999. To date, the Company has incurred expense of approximately $3 million in connection with the Year 2000 modifications of legacy computer systems and does not expect additional costs related to these systems to be material to its consolidated results of operations or financial position.

      In addition, machinery and equipment often use or are controlled or monitored by electronic devices that contain embedded microchips. Such machinery and equipment could be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

      The Company has initiated a process to (1) identify critical supplier and customer related issues, (2) assess the year 2000 readiness of equipment located at all of its operating facilities and (3) determine what contingency plans may be required. At this time, the potential effects in the event that the Company and/or third parties are unable to resolve year 2000 problems timely are not determinable, however, the Company believes it will be able to resolve its own year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and related ratios at the end of the last three years were as follows:

                                              As of September 30,
                                        -------------------------------
                                          1998        1997       1996
                                        ---------   --------   --------
       Working capital (in thousands)  $ (57,839)  $(189,861)  $(10,695)
       Working capital ratios               .9:1        .9:1      1.0:1

      The Company's long-term strategy in managing working capital is to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

      As discussed in Note (15) of Notes to Consolidated Financial Statements, in July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security. The Company issued 11,499,200 shares of its common stock (from treasury stock) to the holders of these securities on June 30, 1998 in exchange for cash proceeds of $409.7 million.

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

      Through September 30, 1998, the Company had repurchased 56.3 million shares of its common stock at a total cost of approximately $2.0 billion, as authorized under the common stock repurchase programs discussed above.

      During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500 million and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year term-out option available to the Company at any time prior to its maturity date in December 1998. The agreement contains a net worth requirement consistent with the Company's $1 billion revolving credit agreement. In addition, the Company's net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million Multicurrency Revolving Credit Agreement have been amended, effective March 31, 1998. The definition of consolidated net worth was amended (i) to include on a pro forma basis $409.7 million of common stock (subsequently issued upon the maturity of the Automatic Common Exchange Securities in June 1998) and (ii) to reduce the consolidated net worth requirement to $1.2 billion for the remainder of fiscal 1998. The consolidated net worth maintenance requirement of $1.2 billion increases annually after September 30, 1998 by 20% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth. As of September 30, 1998, no borrowings were outstanding under these revolving credit agreements.

      The available credit capacity under the Company's $1 billion revolving credit agreement, which matures in May 2000, is used principally to support the Company's commercial paper program, under which up to $1.5 billion in commercial paper may be issued. Borrowings under the commercial paper program may not exceed the available credit under the Company's two existing bank credit agreements. There were approximately $590.7 million of commercial paper borrowings outstanding as of September 30, 1998.

      As of September 30, 1998, the Company's unused committed borrowing capacity under its Multicurrency Revolving Credit Agreement and its $1 billion bank credit agreement was approximately $900 million. Such capacity may be used to refinance amounts outstanding under short-term facilities, for financing the Company's $2.25 billion stock buyback program, or for other capital requirements. Of the $1.8 billion of the Company's long-term indebtedness outstanding at September 30, 1998, 64% was at fixed interest rates for a period of at least 12 months. Management's long-term objective is to maintain most of its indebtedness in fixed interest rate obligations, although variable rate debt has been and will likely continue to be used to meet short-term and certain longer term financing needs. The Company's weighted average cost of indebtedness declined to approximately 6.2% for fiscal 1998 from 7.2% for fiscal 1997. The lower average cost of indebtedness is due primarily to the early retirement of debt during the latter part of fiscal 1997 with interest rates ranging from 6.10% to 9.25% and to the increased utilization of commercial paper borrowings during the latter part of fiscal 1998 at interest rates ranging from 5.55% to 6.25%.

      As of September 30, 1998, there have been significant changes in balance sheet caption amounts compared with September 30, 1997, principally as a result of (i) the sale of substantially all of the Company's operations outside North America to SITA in March 1998 and the associated investment in ordinary shares of SITA and (ii) the common stock repurchase program. There have been no other material changes in the Company's financial condition from that reported at September 30, 1997, except as disclosed herein. In addition, the decline in cash flows from operating activities for fiscal 1998 compared with fiscal 1997 was driven largely by divestitures of business assets and operations in the latter half of fiscal 1997 and in fiscal 1998, including the sale of substantially all of the Company's international operations to SITA.

      The capital appropriations budget for fiscal year 1999 has been established at $600 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. Market development activities principally include new or expanded solid waste transfer and disposal facilities, recycling processing centers, acquisitions of solid waste businesses and other investments in North American operations.

      The Company believes that its cash flows from operations and its access to cash from banks and other external sources, including the public markets, are more than sufficient for its financing needs.

Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

      The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at September 30, 1998 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 1998. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. dollars, the Company's reporting currency.

                                                       Expected Maturity Date
                           -------------------------------------------------------------------------
                                                                                            There-                      Fair
                             1999         2000         2001         2002         2003        after         Total        Value
                           --------     --------     --------     --------     --------     --------     --------     --------
                                        (Amounts in millions except for percentages)
Fixed Rate                 $      9     $    108     $      5     $      4     $    160     $    865     $  1,151     $  1,217
  Average
    interest
    rate                       10.5%         9.2%        10.5%        10.5%         6.2%         7.3%         7.4%

Variable Rate                    --     $    591           --           --           --     $     60     $    651     $    651
  Average
    interest
    rate                         --          5.2%          --           --           --          4.4%         5.1%

Item 8. - Financial Statements and Supplemental Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Browning-Ferris Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Browning-Ferris Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Houston, Texas
December 3, 1998

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For The Three Years Ended September 30, 1998
                   (In Thousands Except for Per Share Amounts)

-------------------------------------------------------------------------------------------
                                                           Year Ended September 30,
                                                -------------------------------------------
                                                   1998            1997            1996
-------------------------------------------------------------------------------------------
Revenues                                        $ 4,745,748     $ 5,782,972     $ 5,779,277
Cost of operations                                3,437,661       4,289,614       4,315,615
                                                -----------     -----------     -----------
Gross profit                                      1,308,087       1,493,358       1,463,662
Selling, general and administrative expense         683,284         812,242         874,069
Special charges (credits), net                      (21,464)         81,879         446,800
                                                -----------     -----------     -----------
Income from operations                              646,267         599,237         142,793
Interest expense                                    123,000         165,225         179,299
Interest income                                      (4,723)         (7,142)         (8,842)
Equity in earnings of unconsolidated
  affiliates                                        (60,078)        (53,988)        (55,370)
                                                -----------     -----------     -----------
Income before income taxes, minority
  interest, extraordinary items and
  cumulative effects of changes in
  accounting principles                             588,068         495,142          27,706
Income taxes                                        232,089         198,057         105,188
Minority interest in income of
  consolidated subsidiaries                           6,606          13,390          11,690
                                                -----------     -----------     -----------
Income (loss) before extraordinary items
  and cumulative effects of changes in
  accounting principles                             349,373         283,695         (89,172)

Extraordinary losses on redemptions of debt
  of unconsolidated affiliates, net of
  income tax benefits of $538 and $1,677 for
  fiscal years 1998 and 1997, respectively              999           3,124              --
Extraordinary losses on redemption of debt,
  net of income tax benefits of $8,269 and
  $4,467 for fiscal years 1997 and 1996,
  respectively                                           --          15,357          12,159
Cumulative effects of changes in
  accounting principles, net of income
  tax benefit of $4,611                               9,563              --              --
                                                -----------     -----------     -----------
Net income (loss)                               $   338,811     $   265,214     $  (101,331)
                                                ===========     ===========     ===========

(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For The Three Years Ended September 30, 1998
                   (In Thousands Except for Per Share Amounts)

----------------------------------------------------------------------------------------
                                                      Year Ended September 30,
                                          ----------------------------------------------
                                             1998             1997             1996
----------------------------------------------------------------------------------------
Income (loss) per share:
  Basic -
    Income (loss) before extraordinary
      items and cumulative effects of
      changes in accounting principles    $      1.939     $      1.399     $      (.446)
    Extraordinary items                          (.005)           (.091)           (.061)
    Cumulative effects of changes in
      accounting principles                      (.053)              --               --
                                          ------------     ------------     ------------
    Net income (loss)                     $      1.881     $      1.308     $      (.507)
                                          ============     ============     ============
  Diluted -
    Income (loss) before extraordinary
      items and cumulative effects of
      changes in accounting principles    $      1.927     $      1.393     $      (.446)
    Extraordinary items                          (.005)           (.091)           (.061)
    Cumulative effects of changes in
      accounting principles                      (.053)              --               --
                                          ------------     ------------     ------------
    Net income (loss)                     $      1.869     $      1.302     $      (.507)
                                          ============     ============     ============
Number of common shares used in
computing earnings per share:

  Basic                                        180,153          202,800          199,953
                                          ============     ============     ============
  Diluted                                      181,298          203,745          199,953
                                          ============     ============     ============

Cash dividends per common share           $        .76     $        .70     $        .68
                                          ============     ============     ============



The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

------------------------------------------------------------------------
                                                     September 30,
                                               ------------------------
                                                  1998          1997
------------------------------------------------------------------------
                                                   (In Thousands)
CURRENT ASSETS:
  Cash                                         $   89,893    $   78,746
  Short-term investments                            5,812         3,811
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $22,072 and of $38,376          603,331       820,678
    Other                                          16,205        71,547
  Inventories                                      21,035        40,414
  Deferred income taxes                            99,695       117,404
  Prepayments and other                           101,696       112,063
                                               ----------    ----------
    Total current assets                          937,667     1,244,663
                                               ----------    ----------


PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,223,913 and $2,512,196                  2,812,221     3,567,155
                                               ----------    ----------


OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $83,050 and $168,401                          592,946     1,418,827
  Other intangible assets, net of
    accumulated amortization of $81,959
    and $92,794                                    70,594        81,208
  Deferred income taxes                            24,588        50,057
  Investments in unconsolidated affiliates        512,964       235,559
  Other                                            48,501        80,823
                                               ----------    ----------
    Total other assets                          1,249,593     1,866,474
                                               ----------    ----------

    Total assets                               $4,999,481    $6,678,292
                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------
                                                             September 30,
                                                      ---------------------------
                                                         1998            1997
---------------------------------------------------------------------------------
CURRENT LIABILITIES:                      (In Thousands Except for Share Amounts)
  Notes payable and current portion of
    long-term debt                                    $     9,241     $   151,736
  Accounts payable                                        354,916         496,733
  Accrued liabilities -
    Salaries and wages                                     83,199         115,477
    Taxes, other than income                               31,238          58,112
    Other                                                 332,221         414,601
  Income taxes                                              9,076          19,204
  Deferred revenues                                       175,615         178,661
                                                      -----------     -----------
    Total current liabilities                             995,506       1,434,524
                                                      -----------     -----------
LONG-TERM DEBT, net of current portion                  1,792,863       1,675,162
                                                      -----------     -----------
OTHER LIABILITIES:
  Accrued environmental and landfill costs                392,853         505,278
  Deferred income taxes                                   210,511         149,803
  Other                                                   194,290         252,762
                                                      -----------     -----------
    Total other liabilities                               797,654         907,843
                                                      -----------     -----------
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000 shares
    authorized; 208,310,631 and 213,387,697 shares
    issued                                                 34,725          35,572
  Additional paid-in capital                            1,631,236       1,839,378
  Retained earnings                                     1,368,485       1,080,810
  Treasury stock, 46,008,054 and 1,239,246
    shares, at cost                                    (1,620,988)        (18,951)
  Stock and Employee Benefit Trust,
    7,252,452 shares at yearend 1997                           --        (276,046)
                                                      -----------     -----------
    Total common stockholders' equity                   1,413,458       2,660,763
                                                      -----------     -----------
    Total liabilities and common stockholders'
      equity                                          $ 4,999,481     $ 6,678,292
                                                      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1998
                                 (In Thousands)

-----------------------------------------------------------------------------------------
                                                          Year Ended September 30,
                                                    -------------------------------------
                                                      1998          1997          1996
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 338,811     $ 265,214     $(101,331)
                                                    ---------     ---------     ---------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization -
     Property and equipment                           425,295       501,656       521,185
     Goodwill                                          28,531        43,215        47,374
     Other intangible assets                           16,129        24,799        33,966
    Special charges (credits), net                    (21,464)       81,879       446,800
    Cumulative effects of changes in
     accounting principles                              9,563            --            --
    Deferred income tax expense                        94,496        81,146         3,034
    Amortization of deferred investment
     tax credit                                          (706)         (706)         (706)
    Provision for losses on accounts
     receivable                                        20,604        30,116        29,527
    Gains on sales of fixed assets                     (4,654)       (6,995)       (4,512)
    Equity in earnings of unconsolidated
     affiliates, net of dividends received
     and extraordinary items                          (19,876)        7,373       (13,455)
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                1,052         6,059        10,895
    Increase (decrease) in cash from changes
     in assets and liabilities excluding
     effects of acquisitions and divestitures:
       Trade receivables                              (50,865)      (41,089)      (28,683)
       Inventories                                     (6,415)        4,103         1,563
       Other assets                                    40,246        42,430        29,991
       Other liabilities                             (137,166)      (40,100)     (118,805)
                                                    ---------     ---------     ---------
     Total adjustments                                394,770       733,886       958,174
                                                    ---------     ---------     ---------
  Net cash provided by operating activities           733,581       999,100       856,843
                                                    ---------     ---------     ---------

(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Three Years Ended September 30, 1998
                                 (In Thousands)

-----------------------------------------------------------------------------------
                                                   Year Ended September 30,
                                            ---------------------------------------
                                                 1998         1997         1996
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (525,447)    (494,725)    (935,382)
  Payments for businesses acquired               (24,409)     (21,305)    (188,451)
  Proceeds from businesses divested              991,849      372,202           --
  Investments in unconsolidated affiliates       (37,816)     (39,700)     (82,535)
  Proceeds from disposition of assets             47,297       41,667       57,742
  Purchases of short-term investments           (119,655)          --           --
  Sales of short-term investments                     --       21,539      302,065
  Return of investment in unconsolidated
   affiliates                                     99,884       69,286       56,861
                                             -----------  -----------  -----------
  Net cash provided by (used in)
    investing activities                         431,703      (51,036)    (789,700)
                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock        465,644       68,761       13,316
  Proceeds from issuances of
    indebtedness                                 599,847      191,255      980,834
  Repayments of indebtedness                     (68,710)  (1,098,030)    (904,459)
  Repurchases of common stock                 (2,008,468)          --           --
  Dividends paid                                (141,524)    (137,572)    (137,944)
                                             -----------  -----------  -----------
  Net cash used in financing activities       (1,153,211)    (975,586)     (48,253)
                                             -----------  -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES                     (926)      (3,956)      (1,474)
                                             -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH                   11,147      (31,478)      17,416
CASH AT BEGINNING OF YEAR                         78,746      110,224       92,808
                                             -----------  -----------  -----------
CASH AT END OF YEAR                          $    89,893  $    78,746  $   110,224
                                             ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts       $   126,832  $   170,398  $   174,590
  Income taxes                               $   154,148  $   168,393  $   163,251

  The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1998
                                 (In Thousands)

---------------------------------------------------------------------------------
                                              Year Ended September 30,
                                          ---------------------------------------
                                            1998           1997           1996
---------------------------------------------------------------------------------
Shares of common stock:
  Beginning of year                         213,388        213,390        213,441
  Stock option exercises                      2,071          2,918            563
  Common stock issuances related to -
    Dividend Reinvestment Plan                    8             67            101
    BFI Employee Stock Ownership and
      Savings Plan                               43            699            754
    Acquisitions                                  4             64            988
  Retirements of common stock                (7,252)        (3,760)        (2,584)
  Other                                          49             10            127
                                          ---------      ---------      ---------
  End of year                               208,311        213,388        213,390
                                          =========      =========      =========


Common stock:
  Beginning of year                       $  35,572      $  35,572      $  35,581
  Stock option exercises                        345            486             94
  Common stock issuances related to -
    Dividend Reinvestment Plan                    1             11             17
    BFI Employee Stock Ownership and
      Savings Plan                                7            117            126
    Acquisitions                                  1             11            165
  Retirements of common stock                (1,209)          (627)          (431)
  Other                                           8              2             20
                                          ---------      ---------      ---------
  End of year                                34,725         35,572         35,572
                                          ---------      ---------      ---------


(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1998
                                 (In Thousands)

---------------------------------------------------------------------------------------
                                                      Year Ended September 30,
                                             ------------------------------------------
                                                1998            1997            1996
---------------------------------------------------------------------------------------
Additional paid-in capital:
  Beginning of year                           1,839,378       1,730,612       1,801,407
  Stock option exercises and related
    income tax benefit                           61,551          81,140          13,868
  Common stock issuances related to -
    Dividend Reinvestment Plan                      316           1,954           2,908
    BFI Employee Stock Ownership and
      Savings Plan                                1,607          20,811          21,404
    Automatic Common Exchange Securities          3,198              --              --
    Acquisitions                                    119           1,718          29,133
  Adjustment of Stock and Employee
    Benefit Trust to market                     (23,413)        124,585         (62,388)
  Retirements of common stock                  (251,424)       (123,223)        (74,858)
  Other                                             (96)          1,781            (862)
                                             ----------      ----------      ----------
  End of year                                 1,631,236       1,839,378       1,730,612
                                             ----------      ----------      ----------

Retained earnings:
  Beginning of year                           1,080,810       1,031,331       1,328,244
  Net income (loss)                             338,811         265,214        (101,331)
  Cash dividends                               (133,431)       (142,266)       (133,623)
  Foreign currency translation
    adjustment                                   82,295         (73,469)        (61,959)
                                             ----------      ----------      ----------
  End of year                                 1,368,485       1,080,810       1,031,331
                                             ----------      ----------      ----------


(Continued on Following Page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                  For The Three Years Ended September 30, 1998
                                 (In Thousands)

---------------------------------------------------------------------------------------
                                                     Year Ended September 30,
                                          ---------------------------------------------
                                             1998             1997             1996
---------------------------------------------------------------------------------------
Treasury stock:
  Beginning of year                           (18,951)         (11,926)         (10,494)
  Stock option exercises                         (297)          (5,313)          (1,649)
  Common stock issuances related to -
    Automatic Common Exchange
      Securities                              406,461               --               --
    Acquisitions                                  283           (1,468)             303
  Common stock repurchases                 (2,008,468)              --               --
  Other                                           (16)            (244)             (86)
                                          -----------      -----------      -----------
  End of year                              (1,620,988)         (18,951)         (11,926)
                                          -----------      -----------      -----------


Stock and Employee Benefit Trust:
  Beginning of year                          (276,046)        (275,311)        (412,988)
  Reimbursements of common stock              252,633          123,850           75,289
  Adjustment to market                         23,413         (124,585)          62,388
                                          -----------      -----------      -----------
  End of year                                      --         (276,046)        (275,311)
                                          -----------      -----------      -----------
Total common stockholders' equity         $ 1,413,458      $ 2,660,763      $ 2,510,278
                                          ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of business and basis of presentation -

      Browning-Ferris Industries, Inc. and its subsidiaries (the "Company") provide waste services in the United States and Canada. The Company collects, transports, treats and/or processes, recycles and disposes of commercial, residential and municipal solid waste and industrial wastes. The Company is also involved in waste-to-energy conversion, medical waste services, portable restroom services, and municipal and commercial sweeping operations. Further, the Company is engaged in waste services outside of North America, principally in Europe, through its equity ownership in SITA, a publicly traded, Paris-based subsidiary of Suez Lyonnaise des Eaux.

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

(2)   Summary of significant accounting policies -

Short-term investments.

      Short-term investments are carried at cost, which approximates the aggregate market value. At September 30, 1998 and 1997, short-term investments of approximately $5.8 million and $3.8 million, respectively, were invested in time deposits.

Inventories.

      Inventories consisting principally of equipment parts, materials and supplies are generally valued under a method which approximates the lower of cost (first-in, first-out) or market.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Property and equipment.

      Property and equipment are recorded at cost. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction and the direct costs of Company personnel dedicated for these purposes. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized during fiscal years 1998, 1997 and 1996 was $8,726,000, $9,714,000 and $16,306,000, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

      Landfill permitting and acquisition costs, excluding the estimated residual value of land, are typically amortized as permitted airspace of the landfill is consumed. For most of the Company's landfills, preparation costs, which include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems, are also typically amortized as total permitted airspace of the landfill is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. For the remaining landfills, the landfill preparation costs are generally less significant and are amortized as the airspace for the particular benefited phase is consumed. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel, and consider the information provided by aerial surveys which are generally performed annually.

      Depreciation of property and equipment, other than landfills, is provided on the straight-line method based upon the estimated useful lives of the assets, generally estimated as follows:

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

         Solid waste and recycling collection vehicles     8-10 years
         Other trucks, tractors and trailers                  8 years
         Landfill equipment                                 5-7 years
         Containers and compactors                           12 years
         Injection molded carts                              10 years
         Other residential carts                              5 years
         Transfer stations and buildings                  20-40 years
         Office and other equipment                        3-10 years

      Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During fiscal 1998, 1997 and 1996, maintenance and repairs charged to expense were $292,663,000, $338,553,000 and $336,374,000, respectively. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible assets.

      The cost over fair value of net tangible assets of acquired businesses ("goodwill") is amortized on the straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are customer lists and covenants not to compete, are amortized on the straight-line method over their estimated lives, typically no more than seven years.

Long-lived assets.

      Long-lived assets are comprised principally of property and equipment, goodwill and other intangible assets. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of these assets should be revised or the remaining balances of these assets are not recoverable. When factors indicate that an evaluation should be performed for possible impairment, the Company uses an estimate of the future income from operations of the related asset or business as a measure of future recoverability of these assets.

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

Other liabilities.

      Accrued environmental and landfill costs -

      Accrued environmental and landfill costs includes the non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills, corrective actions and remediation at certain of these landfill facilities and corrective actions at Superfund sites. The Company, based on input from its engineers and accounting personnel, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills in the United States based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES the site, site inspections, ground-water monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Estimated future net cash inflows from methane gas recovery activities are considered a cost reduction component of closure and post-closure costs at a number of the Company's landfills. Future net cash inflows of methane gas recovery activities at each of these landfills represents cash to be received from sales of methane gas or electricity in excess of the incremental costs to construct and operate the methane gas recovery systems. Future cost requirements for closure and post-closure monitoring and maintenance of Canadian operating landfills are determined based on the landfill regulations governing the facility. The Company typically provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers and accounting personnel are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

      An overall program of management of closed solid waste landfills previously owned or operated by the Company has been implemented to provide a systematic and routine standard of care and maintenance and to ensure environmental compliance at closed facilities which require varying levels of inspection, maintenance, environmental monitoring and, from time to time, corrective action. Additionally, the Company routinely reviews and evaluates each landfill site requiring corrective action (including Superfund sites) in which the Company's subsidiaries are involved, considering each subsidiary's role with respect to each site and the relationship to the involvement of other parties at the site, the quantity and content of the waste with which the subsidiary was associated and the number and financial capabilities of the other parties at the various sites. Based on reviews of the various sites, currently available information, and management's judgment and significant prior experience related to similarly situated facilities, expense accruals are provided by the Company, to

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES the extent quantifiable, for its share of estimated future costs associated with corrective actions to be implemented at certain of these sites and existing accruals are revised as deemed necessary. Expense accruals related to the estimated costs of post-closure care of previously owned or operated solid waste landfills are also reviewed on a periodic basis and revised as necessary.

      Accruals for closure, post-closure and certain other liabilities related to hazardous waste disposal were provided in fiscal 1990 when the Company discontinued its hazardous waste operations. The Company reviews the adequacy of these accruals on a periodic basis to determine whether any revisions in the accruals provided at that time are required.

      Other noncurrent items -

      Other noncurrent items as of September 30, 1998 and 1997 were as follows (in thousands):

                                                  1998        1997
                                                --------    --------
             Self-insurance accruals            $132,359    $121,722
             Minority interest in
               consolidated subsidiaries           1,512      57,035
             Accrued pension costs                18,631      31,792
             Other                                41,788      42,213
                                                --------    --------
                                                $194,290    $252,762
                                                ========    ========

      In addition to the above items, included in other accrued liabilities at September 30, 1998 and 1997 was the current portion of self-insurance accruals of $71,774,000 and $89,567,000, respectively, and accrued pension costs of $1,995,000 and $16,849,000, respectively.

      The Company is self insured for workers' compensation, auto liability and general and comprehensive liability claims. Under its insurance policies, the Company generally has self-insured retention limits ranging from $500,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. The Company provides for its self-insurance accruals based upon estimates provided by a third-party actuary. The actuary reviews the Company's actual claims'

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES activity and estimates the ultimate exposure related to these aggregate claims. The Company reviews its self-insurance accruals quarterly and revises these accruals as necessary.

Cash flow information.

      The Consolidated Statement of Cash Flows provides information about changes in cash and excludes the effects of non-cash transactions, principally related to business combinations discussed in Note (6).

New accounting pronouncements.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's quarter ending December 31, 1999. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

      In April 1998, Statement of Position ("SOP") No. 98-5 - "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the statement, which is effective for the Company's fiscal year 2000, is to be reported as a cumulative effect of a change in accounting principle. The Company believes that the future adoption of SOP No. 98-5 will not have a material effect on its results of operations or financial position.

(3)   Reorganization -

      During June 1996, the Company announced the reorganization of its North American operating business structure, which became effective in August 1996. The Company's previous organization divided North America into 45 divisions reporting to six regional offices with operations conducted from approximately 400 districts. The new

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES organization divides North America into market areas and retains the district office organization. In addition, the new structure organizes the Company's operations by specific business functions with direct reporting to the corporate office. There was no reorganization charge recorded to cover the estimated future expenses associated with this announcement. The costs associated with this reorganization were expensed as incurred and were included in selling, general and administrative expenses.

(4)   Special charges (credits), net -

Fiscal 1996 special charges ($447 million).

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                          Year Ended September 30,
                                          ------------------------
                                            1997            1996
                                          --------        --------
          Revenues                        $ 81,926        $122,782
          Loss from operations and
            equity in earnings of
            unconsolidated affiliates
            before special charges        $ (2,190)(1)    $ (4,019)(2)

---------------

      (1) Does not reflect impact of special charges taken in fiscal 1997 (see below).

      (2) Does not reflect special charge of $178.6 million included in the fiscal 1996 special charges.

      The Company also decided to divest of certain domestic and international non-core business assets and operations and close certain recycling facilities during the fourth quarter of fiscal 1996. These decisions were reached based on a review of the non-core business assets and operations which were not expected to achieve the Company's desired performance objectives and a review of certain of the Company's recycling operations which had been adversely affected by the significant decline in commodity prices at that time. The special charges, which included asset writedowns and related liabilities recorded for certain contractual arrangements, did not consider future expenses associated principally with severance and relocation costs which would occur as a result of these decisions. Assets of these operations, prior to the special charges, were approximately $177 million as of September 30, 1996. The results of operations for these non-core business assets and operations and recycling facilities were not material to the Company's consolidated results of operations as the aggregated revenues and loss from operations of these assets and operations represented less than 4% of the Company's corresponding consolidated totals, on a pre-special charges basis. During fiscal years 1997 and 1998, the Company sold a number of these business operations and closed 47 recycling facilities.

      In October 1996 (pursuant to a judicial order issued in September), California authorities suspended the Company's

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES ability to accept municipal solid waste at its Azusa, California landfill pending compliance with certain regulatory requirements. As a result of the changing competitive nature of waste disposal in the Los Angeles market area and the continuing negative legal climate, including the adverse decisions discussed above, bearing on the site's ability to accept municipal solid waste, $98 million was included in the special charges to reduce the carrying amount of this investment to its estimated fair value. The fair value was determined based upon the present value of the estimated future cash flows using a discount rate commensurate with the risks involved. The Company sold this landfill facility during fiscal 1997.

Fiscal 1997 special charges ($82 million).

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

Fiscal 1998 special credits ($21 million).

      Special credits of $21.5 million ($12.9 million after income taxes or $.07 per share) were reported for fiscal 1998. These special credits are related principally to the estimated gain of $17.9 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of related costs, has been deferred in connection with the Company's continuing investment in SITA.

      The Company's consolidated results of operations on an unaudited pro forma basis for the years ended September 30, 1998 and 1997, respectively, as though the sale of the operations outside North America had occurred on October 1, 1996 are as follows (in thousands, except per share amounts):

                                                    Year Ended September 30,
                                                 -------------------------------
                                                     1998              1997
                                                 -------------     -------------
Pro forma revenues                               $   4,116,151     $   4,328,394

Pro forma income before
  extraordinary items and
  cumulative effects of changes
  in accounting principles                       $     328,683     $     350,855

Pro forma earnings per shares (i) -
  Basic                                          $        1.82     $        1.73
  Diluted                                        $        1.81     $        1.72

----------------

      (i) Excluding the after-tax impact of special charges (credits), net, earnings per share amounts for the years ended September 30, 1998 and 1997 were:

                                 1998                    1997
                          -------------------    -------------------
                          Actual    Pro forma    Actual    Pro forma
                          ------    ---------    ------    ---------
            Basic         $1.87       $1.82      $1.64       $1.55
            Diluted       $1.86       $1.81      $1.63       $1.54

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      These pro forma results are presented for informational purposes and do not purport to show the actual results which would have occurred had the sale of the international operations been consummated on October 1, 1996, nor should they be viewed as indicative of future results of operations. In addition, these pro forma amounts give no effect to earnings from the Company's equity investment in SITA on a pro forma basis for the periods prior to consummation of the sale of the international operations. Had any such estimated earnings from the Company's investment in SITA been considered in the Company pro forma results of operations presented above, management believes that pro forma earnings per share amounts would reflect significantly less dilution when compared with the related historical earnings per share amounts.

      The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the current fiscal year.

(5)   Cumulative effects of changes in accounting principles -

      On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.076 diluted earnings per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

      During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company has changed its method of calculating the value of assets of its plan from a calculation which recognized changes in fair value of assets over five years to recognition of changes

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES in fair value immediately. The Company has also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.023 diluted earnings per share, as the cumulative effect of a change in accounting principle.

(6)   Business combinations -

      During the current fiscal year, the Company paid approximately $25.5 million (including additional amounts payable, principally to former owners, of $.7 million and the issuance of 7,089 shares of the Company's common stock valued at $.2 million) to acquire 30 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $.2 million and other liabilities of $1.5 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

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

      The results of all businesses acquired in fiscal years 1998 and 1997 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

(7)   Property and equipment -

      Property and equipment at September 30, 1998 and 1997 was as follows (in thousands):

                                                      1998               1997
                                                   ----------         ----------
Land and improvements                              $  217,190         $  330,835
Buildings                                             389,568            596,053
Landfills                                           1,558,064          1,661,888
Vehicles and equipment                              2,704,058          3,373,894
Construction-in-progress                              167,254            116,681
                                                   ----------         ----------
  Total property and
    equipment                                       5,036,134          6,079,351
Less accumulated depreciation
  and amortization                                  2,223,913          2,512,196
                                                   ----------         ----------
  Property and equipment, net                      $2,812,221         $3,567,155
                                                   ==========         ==========

      Included in the landfill category of property and equipment, net are $54.1 million and $35.7 million as of September 30, 1998 and 1997, respectively, related to solid waste landfill market development projects, including landfill permitting costs, for which amortization has not yet commenced. The Company reviews the realization of these projects on a periodic basis.

(8)   Investments in unconsolidated affiliates -

      The Company uses the equity method of accounting for investments in unconsolidated affiliates over which it exercises voting control of 20% - 50%. The summarized combined balance sheet and income statement information (and the

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Company's related investments and earnings) presented in the table below includes amounts primarily related to the following significant equity investees: SITA (France) (19.2% equity ownership with 20% Board of Director representation) (acquired March 1998), American Ref-Fuel Company of Hempstead, Inc. (New York) (50%), American Ref-Fuel Company of Essex County, Inc. (New Jersey) (50%), American Ref-Fuel Company of Southeastern Connecticut, Inc. (50%), American Ref-Fuel Company of Niagara, L.P. (New York) (50%), American Ref-Fuel Company Operations of SEMASS, L.P. (50%), Swire BFI Waste Services, Ltd. (Hong Kong) (50%) (through March 1998), P&R (Germany) (50% - for the period February 1994 through February 1996, at which time the remaining 50% ownership interest was acquired) and Congress Development Company (Chicago, Illinois) (50%).

      At September 30, 1998, the ordinary shares of SITA owned by the Company had a net book value of $374 million and a market value, based on the Paris Stock Exchange closing price, of approximately $477 million. Under the terms of the Company's shareholders agreement with Suez Lyonnaise des Eaux, these ordinary shares cannot be sold, transferred or otherwise disposed of by the Company until after March 31, 2001, except with the prior written consent of Suez Lyonnaise des Eaux.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                                    1998                1997
                                                  ----------          ----------
                                                          (in thousands)
Combined Balance Sheet Information
  as of Fiscal Yearend:
    Assets -
      Current assets                              $1,742,447          $  279,938
      Noncurrent assets                            3,695,399           1,434,272
                                                  ----------          ----------
                                                  $5,437,846(1)       $1,714,210
                                                  ==========          ==========
    Liabilities and Net Worth -
      Current liabilities                         $1,198,725          $  192,745
      Noncurrent liabilities                       3,419,713           1,200,656
      Net worth                                      819,408             320,809
                                                  ----------          ----------
                                                  $5,437,846          $1,714,210
                                                  ==========          ==========
Company's Investments in and
  Advances to Equity Investees(2)                 $  510,387          $  215,761
                                                  ==========          ==========

                                           1998             1997             1996
                                        -----------      -----------      -----------
                                                       (in thousands)
Combined Income Statement
  Information for the Fiscal
   Year Ended:
    Revenues                            $ 2,056,467      $   553,098      $   511,086
    Gross profit                        $   550,637      $   226,853      $   213,236
    Income before extraordinary
      item                              $   154,328      $    93,465      $    95,438
    Extraordinary item (4)              $    (3,074)     $    (9,602)     $        --
    Net income                          $   151,254      $    83,863      $    95,438

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                             1998        1997        1996
                                            -------     -------     -------
Company's Income Statement Information:
  Equity in Earnings
    of Equity Investees (3)                 $60,078     $53,988     $55,370
  Extraordinary item, net of
    income tax benefit of $538
    and $1,677 for fiscal 1998
    and 1997, respectively (4)              $   999     $ 3,124     $    --

Dividends Received from Equity
  Investees                                 $38,665     $56,560     $41,915

----------------

      (1) Includes assets of $3.8 billion related to SITA.

      (2) Includes investment in excess of underlying equity of SITA of $237 million and subordinated note and other receivables of $43 million as of September 30, 1998, and subordinated note and other receivables of $61 million as of September 30, 1997.

      (3) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related equity investees have resulted principally from accounting differences in the recognition of income, the elimination of intercompany transactions and the amortization of investment in excess of underlying equity of SITA over 40 years.

      (4) During the second quarter of fiscal 1998, the Company's unconsolidated affiliate, American Ref-Fuel Company of Southeastern Connecticut, incurred a pre-tax charge of $3.1 million associated with its obligation to redeem approximately $90 million principal amount of 1988 Series A Bonds in November 1998. As a result, the Company reflected an extraordinary charge, after-tax of $999,000 (or approximately $.005 per share) in its fiscal 1998 Consolidated Statement of Operations related to its 50% ownership interest in this affiliate. Interest was payable on the 1988 Series A Bonds at a weighted average interest rate of approximately 7.9%, compared with the weighted average interest rate of approximately 5.1% for the new bonds, which mature in 2015.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      During the second quarter of fiscal 1997, the Company's unconsolidated affiliate, American Ref-Fuel Company of Hempstead, incurred a pre-tax charge to expense of $9.6 million associated with the redemption of approximately $250 million principal amount of Series 1985 Bonds, which were refinanced. As a result, the Company reflected an extraordinary charge, after tax, of $3.1 million (or approximately $.015 per share) in its fiscal 1997 Consolidated Statement of Operations related to its 50% ownership interest in this affiliate. Interest was payable on the Series 1985 Bonds due 2010 at a weighted average interest rate of approximately 7.3%, compared with the weighted average interest rate of approximately 5% for the new bonds, which are also due in 2010.

(9)   Accrued environmental and landfill costs -

      Accrued environmental and landfill costs at September 30, 1998 and 1997 were as follows (in thousands):

                                             1998         1997
                                           --------     --------
Continuing operations -

  Accrued costs associated with open
    landfills (including landfills
    under expansion)                       $219,253     $248,820

  Accrued costs associated with closed
    landfills and corrective action
    costs (including Superfund sites)       173,722      264,516
                                           --------     --------
       Total                                392,975      513,336

  Less current portion (included in
    other accrued liabilities)               72,711       81,291
                                           --------     --------
       Total long-term                     $320,264     $432,045
                                           ========     ========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Discontinued operations -

  Accrued costs of closure, post-
    closure and certain other
    liabilities associated with
    discontinued operations             $ 88,322     $ 99,914

  Less current portion (included in
    other accrued liabilities)            15,733       26,681
                                        --------     --------
       Total long-term                  $ 72,589     $ 73,233
                                        ========     ========

Total long-term portion of accrued
 environmental and landfill costs       $392,853     $505,278
                                        ========     ========

      For a discussion of the Company's significant accounting policies related to these environmental and landfill costs, see Note (2) - "Summary of significant accounting policies" - "Other liabilities" - "Accrued environmental and landfill costs".

Open landfills.

      The Company operates 88 solid waste landfills in the United States, 18 of which are operated under contracts with municipalities or others. The Company also operates 6 landfills in Canada. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of fiscal 1998, approximately $125-$175 million of additional accruals are to be provided over the remaining lives of these facilities. Estimated additional environmental costs ranging from $425-$475 million, principally related to capping and certain methane gas control and recovery activities expected to occur during the operating lives of these sites, are also to be expensed over the remaining lives of these landfill facilities.

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

(10)  Long-term debt -

      Long-term debt at September 30, 1998 and 1997 was as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                               1998           1997
                                            ----------     ----------
Senior indebtedness (maturing as set
   forth in the following paragraphs):
   6.10% Senior Notes, net of
     unamortized discount of
     $986 and $1,218                        $  155,703     $  155,471
   6.375% Senior Notes, net of
     unamortized discount of
     $1,360 and $1,507                         159,840        159,693
   7 7/8% Senior Notes, net of
     unamortized discount of $169
     and $195                                   69,332         69,306
   7.40% Debentures, net of
     unamortized discount of
     $1,720 and $1,767                         358,280        358,233
   9 1/4% Debentures                            99,500         99,500
   Solid waste revenue bond obligations        220,044        219,974
   Other notes payable, primarily
     5.5%-15.5%                                 46,790        505,674
                                            ----------     ----------
                                             1,109,489      1,567,851

 Commercial paper and short-term
   facilities to be refinanced                 692,615        259,047
                                            ----------     ----------
 Total long-term debt                        1,802,104      1,826,898
 Less current portion                            9,241        151,736
                                            ----------     ----------
 Long-term debt, net of current portion     $1,792,863     $1,675,162
                                            ==========     ==========

      The long-term portion of the debt outstanding at September 30, 1998, matures as follows: 2000, $698,795,000; 2001, $4,955,000; 2002, $4,425,000;
2003, $159,977,000 and in subsequent years, $924,711,000.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

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

      These redemptions of debt, aggregating $524.9 million, resulted in extraordinary charges to the Company's fiscal 1997 net income of $15.4 million, after income taxes, or approximately $.076 diluted earnings per share.

6.10% and 6.375% Senior Notes.

      In January 1996, the Company issued $200 million of 6.10% Senior Notes due January 15, 2003 and $200 million of 6.375% Senior Notes due January 15, 2008 (the "Notes"). The Notes are not redeemable prior to maturity and are not subject to any sinking fund. Net proceeds from the sale of the Notes were applied to the repayment of a portion of the $745 million of Convertible Subordinated Debentures called for redemption on February 2, 1996. See Note
(11).

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

Solid waste revenue bond obligations.

      Certain subsidiaries of the Company have entered into agreements under which they receive proceeds from the sale by government authorities of solid waste revenue bonds. These subsidiaries are obligated to make payments sufficient to pay the interest and retire the bonds. The weighted average interest rate of these issues is approximately 5.63%. These issues mature at various dates through the year 2027. The solid waste revenue bond obligations of the subsidiaries are either guaranteed by the Company or supported by letters of credit issued by commercial banks.

Other notes payable.

      During February and March 1995, the Company borrowed a total of $160 million under separate senior note agreements with a number of lending institutions. These notes were redeemed during fiscal 1997. Interest was payable semi-annually on the senior notes at rates ranging from 7.5% - 8.0%.

      Additionally, notes payable includes mortgages payable and other secured debt, unsecured debt and capitalized lease

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES obligations of the Company. Approximately $208 million of this indebtedness at September 30, 1997, related to a large number of separate company debt instruments of Otto Waste Services and its consolidated subsidiaries (divested in March 1998).

Bank credit agreements.

      During May 1995, the Company modified the terms of its existing $1 billion revolving credit agreement extending the maturity of the facility to May 2000. The agreement continues to provide total committed credit capacity of $1 billion. This $1 billion credit agreement can be utilized to borrow U.S. domestic dollars or Eurodollars on a committed basis. At the option of the Company and the participating banks, U.S. dollar and Eurodollar loans bear a rate of interest based on the London Interbank Offered Rate ("LIBOR"), the prime rate, the federal funds rate or a certificate of deposit rate, plus a margin. The $1 billion revolving credit agreement with a group of U.S. and international banks currently requires a facility fee of .1% per annum on the total commitment, whether used or unused. This $1 billion credit agreement is used primarily to support the Company's commercial paper program. At September 30, 1998 and 1997, the Company had no outstanding borrowings under this bank credit agreement.

      During December 1997, the Company amended the terms of its existing $750 million Multicurrency Revolving Credit Agreement to reduce the total commitment to $500 million and to extend the termination date. Under the terms of the amended agreement, the facility has a 364-day term with a one-year, term-out option available to the Company at any time prior to its maturity date in December 1998. The facility can be utilized to borrow U.S. dollars, pounds sterling, deutsche mark, French francs or Dutch guilders as determined by the Company. At the option of the Company, the loans bear a rate of interest based upon LIBOR or the federal funds rate, plus a margin, or the prime rate. The Multicurrency Revolving Credit Agreement with Credit Suisse, as administrative agent for a group of U.S. and international banks, requires a facility fee of
 .06% per annum on the total commitment, whether used or unused. At September 30, 1998 and 1997, the Company had no outstanding borrowings under this agreement.

      The Company's net worth maintenance requirements under its $1 billion revolving credit agreement and its $500 million

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Multicurrency Revolving Credit Agreement were amended, effective March 31, 1998. The definition of consolidated net worth was amended to (i) include on a pro forma basis the $409.7 million of common stock (subsequently issued upon the maturity of the Automatic Common Exchange Securities in June 1998) and (ii) to reduce the consolidated net worth requirements to $1.2 billion for the remainder of fiscal 1998. The consolidated net worth requirement of $1.2 billion increases annually after September 30, 1998 by 20% of the consolidated net income of the preceding year and excludes the effect of any foreign currency translation adjustments on net worth.

      In March 1995, Otto Waste Services entered into a five-year revolving credit facility in the amount of 600 million deutsche mark with a group of German and international banks. Interest was payable on loans under the facility at the Frankfurt Interbank Offered Rate ("FIBOR") plus a margin. This agreement required a facility fee of .45% per annum (.30% per annum if Otto Waste Services maintains certain net worth requirements) on the total facility commitment, whether used or unused. At September 30, 1997, Otto Waste Services had outstanding borrowings under this facility of 360 million deutsche mark (approximately U.S. $204.6 million). Otto Waste Services was included with the international operations divested in March 1998.

      As of September 30, 1998, distributions from retained earnings could not exceed $236 million under the most restrictive of the Company's net worth maintenance requirements.

Commercial paper and short-term facilities to be refinanced.

      Under the Company's commercial paper program, the Company is authorized to issue up to $1.5 billion in commercial paper. The Company may use proceeds from borrowings under this program to refinance existing indebtedness and for general corporate purposes, including interim financing of business acquisitions and funding working capital requirements. Borrowings under the commercial paper program may not exceed the available credit under the Company's existing bank credit agreements. It is the Company's intention to refinance outstanding short-term borrowings classified as long-term debt through the use of existing committed long-term bank credit

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES agreements in the event that alternative long-term refinancing is not arranged. A summary by country of commercial paper balances and other outstanding borrowings to be refinanced as of September 30, 1998 and 1997 is as follows (amounts in thousands):

                            1998                  1997
                    --------------------  --------------------
                      Amount    Interest    Amount    Interest
                       to be     Rate at     to be     Rate at
                    Refinanced   Yearend  Refinanced   Yearend
                    ----------  --------  ----------  --------
United States -
  Commercial paper   $590,676     5.8%     $     --       --%
  Other               101,939     6.7%           --       --%
Germany                    --      --%      259,047     4-10%
                     --------              --------
                     $692,615              $259,047
                     ========              ========

(11)  Convertible Subordinated Debentures -

      On January 2, 1996, the Company announced that its $400 million 6 3/4% Convertible Subordinated Debentures due 2005 and its $345 million 6 1/4% Convertible Subordinated Debentures due 2012 were being called for redemption. The redemption, which occurred on February 2, 1996, resulted in an extraordinary charge to the Company's fiscal 1996 net income of $12.2 million, after income taxes, or approximately $.061 per share.

(12)  Commitments and contingencies -

Legal proceedings.

      The Company and certain subsidiaries are involved in various administrative matters or litigation, including personal injury and other civil actions, as well as other claims and disputes that could result in additional litigation or other adversary proceedings.

      While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES materially adverse effect upon the consolidated financial position of the Company.

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

Insurance matters.

      Under its insurance policies, the Company generally has self-insured retention limits ranging from $500,000 to $5,000,000 and has obtained fully insured layers of coverage above such self-retention limits. The Company has a wholly-owned domestic insurance subsidiary which operates as a captive insurance company. It currently writes insurance to meet financial assurance obligations related to closure and post-closure of certain landfills of the Company. At September 30, 1998, no claims had been made relative to this insurance operation, and no claim reserves had been posted.

      In order to meet existing governmental requirements, the Company has been able to secure an environmental impairment liability insurance policy in amounts which the Company believes are in compliance with the amounts required by federal and state law. Under this policy, the Company must reimburse the carrier for losses incurred by the Company.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Waste-to-energy projects.

      Certain of the Company's subsidiaries have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. Substantially all of the remaining ownership interests are held by Duke/UAE Ref-Fuel LLC, an entity indirectly owned 65% by Duke Capital Corporation ("Duke Capital") and 35% by United American Energy Corporation. The five facilities currently in commercial operation under this ownership structure are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut, Niagara Falls, New York and Rochester, Massachusetts. Financing arrangements for four of these projects include agreements with the Company and Duke Capital to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform.

      With respect to the facilities located in Hempstead, New York, Essex County in New Jersey and Preston, Connecticut, the Company and Duke Capital generally will not be required to fund cash deficiencies associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, the Company may limit its financial obligations by partnership as follows:

      Hempstead, New York - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1998, $210 million of total unamortized project debt was outstanding. Average annual debt service on 50% of the debt over the next five years is $11 million. The Company has guaranteed $5 million of additional partnership debt and annual debt service on such debt is estimated to be $.2 million.

      Essex County in New Jersey - Funding of 50% of cash deficiencies including debt service up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      Preston, Connecticut - Funding of 50% of periodic payments related to outstanding debt. At September 30, 1998, total outstanding debt included $85 million of unamortized project debt and $43 million of additional partnership debt (of which $21.5 million is guaranteed by the Company). Average annual debt service on 50% of the debt over the next five years is $5 million.

      With respect to the facilities located in Niagara Falls, New York and Rochester, Massachusetts, the Company may limit its financial obligations by partnership as follows:

      Niagara Falls, New York - Funding of 50% of partnership cash deficiencies relating to debt service. At September 30, 1998, $165 million of total unamortized partnership debt was outstanding (of which $82.5 million is guaranteed by the Company). Average annual debt service on 50% of the debt over the next five years is estimated to be $3 million.

      SEMASS in Rochester, Massachusetts - Under support agreements and guarantees (i) lending up to 50% of $5 million to the SEMASS Partnership under certain circumstances, (ii) deferring up to 50% of $7 million of operating cost reimbursement, and (iii) funding up to 50% of $5 million in operating damages. These obligations have been assigned to the lenders. The SEMASS Partnership has non-recourse indebtedness outstanding of approximately $291 million (weighted average fixed rate of 9.7%) as of September 30, 1998. Average annual debt service on 50% of the debt over the next five years is approximately $19 million.

Operating leases.

      The Company and its subsidiaries lease substantial portions of their office and other facilities under various lease agreements. During the fourth quarter of fiscal 1998, the Company acquired approximately $84 million of trucks and containers under the purchase option provisions of related operating lease agreements. At September 30, 1998, total minimum rental commitments becoming payable under all noncancellable operating leases are as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

         1999        $44,011       2003                     $35,886
         2000        $40,450       2004 - 2008             $136,489
         2001        $38,959       2009 - 2013             $100,946
         2002        $39,876       All years thereafter     $28,488

      Total rental expenses for fiscal years 1998, 1997 and 1996, substantially all of which related to fixed amount rental agreements, were $97,088,000, $107,622,000 and $105,134,000, respectively.

(13)  Preferred stock -

      The Company is authorized by its Restated Certificate of Incorporation to issue 25 million shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series.

(14)  Preferred Stock Purchase Rights Plan -

      In June 1988, the Board of Directors of the Company adopted a Preferred Stock Purchase Rights Plan and in connection therewith declared a dividend of one Preferred Stock Purchase Right on each outstanding share of the Company's common stock and on each share subsequently issued until separate Rights certificates were distributed, or the Rights expired or were redeemed. In June 1998, prior to the expiration of the June 1988 plan, the Board of Directors adopted a new plan and declared a dividend distribution of one Right for each outstanding share of the Company's common stock, payable on June 15, 1998. When exercisable, each Right will entitle a holder to purchase one one-hundredth of a share of a new series of the Company's Preferred Stock at an exercise price of $125.00, subject to adjustment.

      If the Company is acquired in a business combination transaction on or at any time after the date on which a person obtains ownership of 20% or more of the Company's outstanding common stock, provision generally must be made prior to the consummation of such transaction to entitle each holder of a Right to purchase at the exercise price a number of the acquiring company's common shares having a market value at the time of such transaction of two times the exercise price of the Right. The Rights also provide that upon the occurrence of certain other specific matters, each holder will have the right to receive, upon payment of the exercise price, shares

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES of the new series of Preferred Stock having a market value of two times the exercise price of a Right. The Company has a right to redeem the Rights for $.01 per Right prior to the time they become exercisable. The Rights will expire on June 15, 2008.

(15)  Common stock -

Earnings per share.

      In February 1997, SFAS No. 128 - "Earnings Per Share" was issued. This statement, which established new standards for computing and presenting earnings per share, became effective for the Company's quarter ended December 31, 1997. All prior periods presented have been restated pursuant to the requirements of this new standard. The adoption of SFAS No. 128 had no material effect on the Company's previously reported earnings per share. The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share for the years ended September 30(in thousands):

                                        1998         1997          1996
                                      --------     --------      --------
Common shares outstanding, end
  of period                            162,303      212,148       212,363
Less - Shares held in Stock and
  Employee Benefit Trust                    --       (7,252)      (11,012)
                                      --------     --------      --------
Common shares outstanding for
  purposes of computing earnings
  per share, end of period             162,303      204,896       201,351
Effect of using weighted average
  common shares outstanding             17,850       (2,096)       (1,398)
                                      --------     --------      --------
Shares used in computing earnings
  per share - basic                    180,153      202,800       199,953
Effect of shares issuable under
  stock option plans based on the
  treasury stock method                  1,145          945            --
                                      --------     --------      --------
Shares used in computing earnings
  per share - diluted                  181,298      203,745       199,953
                                      ========     ========      ========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") were not considered to be outstanding in the computation of common shares outstanding until shares were utilized at the Company's option for the purposes for which the Trust was established.

      Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase 2.8 million shares of common stock at prices ranging from $35.31 to $43.38 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computations for the periods presented.

Common stock repurchase program.

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      Through September 30, 1998, the Company had repurchased approximately 56.3 million shares of its common stock at a total cost of $2.0 billion, as authorized under the common stock repurchase program discussed above.

Stock and Employee Benefit Trust.

      In February 1995, the Company established a Stock and Employee Benefit Trust to which it sold 15,000,000 shares of the Company's newly issued common stock. This trust was established to provide the Company the option to use the trust to fund future payments under existing employee compensation and benefit plans as well as other general corporate purposes for which common stock might be issued. All remaining shares held in the Stock and Employee Benefit Trust were fully utilized during the third quarter of fiscal 1998 and, as a result, the trust has been terminated. Unutilized shares in the trust were valued at market at the end of each reporting period and reflected as a reduction of common stockholders' equity in the balance sheet.

Automatic Common Exchange Securities.

      In July 1995, the Company issued to the public 11,499,200 7.25% Automatic Common Exchange Securities with a stated amount of $35.625 per security ($409.7 million in total). Each security consisted of (1) a purchase contract under which (a) the holder would purchase from the Company on June 30, 1998 (earlier under certain circumstances), for an amount in cash equal to the stated amount of $35.625, between .8333 of a share (in total approximately 9.6 million shares) and one share (a maximum of 11,499,200 shares) of the Company's common stock (depending on the then market value of the common stock) and (b) the Company would pay the holder contract fees at the rate of 2.125% per annum on the security, and (2) 5.125% United States Treasury Notes having a principal amount equal to $35.625 and maturing on June 30, 1998. The Treasury Notes underlying these securities were pledged as collateral to secure the holders' obligations to purchase the Company's common stock under the purchase contract. On June 30, 1998, the principal of the Treasury Notes underlying such securities was automatically applied to satisfy in full the holders' obligations to purchase the Company's common stock, and the Company issued 11,499,200 shares of its common stock (from

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES treasury stock) to the holders of these securities in exchange for cash proceeds of $409.7 million.

Stock incentive plans.

      The Company presently maintains six stock option plans affording employees, directors and other persons affiliated with the Company the right to purchase shares of its common stock. At September 30, 1998, options were available for future grants only under four plans, the Company's 1990 plan, both 1993 plans and the 1996 plan. At September 30, 1998, all of the options outstanding were non-qualified stock options, except for 51,300 incentive stock options issued to the Company's officers. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of the grant of each option and may vary with each option granted. The stock options generally vest 25% per year over a four-year period and expire after 10 years. The options are granted at a price equal to the stock's fair market value on the date of the grant.

      Transactions under all stock option plans are summarized below (option amounts in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      1998                1997               1996
                ------------------  ------------------  ------------------
                          Weighted            Weighted            Weighted
                           Average             Average             Average
                          Exercise            Exercise            Exercise
                 Options   Price     Options    Price    Options    Price
                --------  --------  --------  --------  --------  --------
Outstanding at
  beginning
  of year         10,518    $28.03   12,012    $27.49   10,173    $26.53
Granted            1,985    $36.15    1,974    $26.91    2,689    $30.46
Exercised         (2,071)   $26.85   (2,918)   $24.89     (564)   $22.54
Terminated          (476)   $30.39     (550)   $29.04     (286)   $30.90
                  ------             ------             ------
Outstanding
  at end of
  year             9,956    $29.78   10,518    $28.03   12,012    $27.49
                  ======             ======             ======
Exercisable at
  end of year      5,801    $28.33    5,787    $27.71    6,853    $26.77
Available for
  future grants
  at end of
  year             8,276              9,979             12,424

       As of September 30, 1998, the options outstanding are as follows (option amounts in thousands):

                               Outstanding               Exercisable
                    ------------------------------  -------------------
                             Weighted    Weighted              Weighted
                             Average     Average               Average
     Range of                Exercise    Remaining             Exercise
   Exercise Prices  Options   Price        Years    Options     Price
   ---------------  -------  ---------  ----------  --------  ---------
   $17.31 - $20.00     454    $17.31        3.2         454    $17.31
   $20.01 - $30.00   4,641    $26.09        5.8       3,246    $25.78
   $30.01 - $40.00   4,495    $33.95        7.1       1,735    $33.34
   $40.01 - $43.38     366    $40.88        1.2         366    $40.88

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      Under the 1993 and 1996 Stock Incentive Plans, restricted common stock of the Company may be granted to officers, other key employees and certain non-employee directors. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on outstanding restricted stock grants lapse two years from the date of grant for officers, 18 months to three years for key employees and three years for non-employee directors. However, beginning in fiscal 1997, annual stock awards granted to non-employee directors are no longer restricted. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of additional paid-in capital in the Company's Consolidated Balance Sheet. Additionally, the 1993 and 1996 Stock Incentive Plans provide for common stock awards. Restricted stock grants and common stock awards reduce stock options otherwise available for future grant. Of the 2,000,000 shares which may be awarded to officers and key employees as restricted stock grants or stock awards, 46,850 restricted shares were issued during the current year and 51,600 restricted shares were outstanding as of September 30, 1998. In addition, 1,980 restricted shares issued to non-employee directors were outstanding as of September 30, 1998. Common stock awards totaling 2,135 shares were granted to non-employee directors during fiscal 1998. Shares of restricted stock granted for the three years ended September 30, 1998 were as follows:

                                           Year Ended September 30,
                                           ------------------------
                                            1998     1997     1996
                                           ------   ------   ------
       Restricted stock granted            46,850    5,750   94,655
       Weighted average fair value of
         restricted stock granted          $35.15   $31.82   $31.12

      During fiscal 1998 and 1997, performance share awards of 198,500 and 1,028,500, respectively, were granted to officers and certain key employees pursuant to the Company's Long-Term Incentive Plan. After considering cancellation of 219,875 of these awards, 1,007,125 of the performance share awards remained outstanding as of September 30, 1998. These performance shares vest in increments of 25% based upon the

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES attainment of performance goals as described in the Long-Term Incentive Plan. The performance shares are earned only if the market price of the Company's common stock exceeds specific price targets while attaining certain levels of cash returns on gross assets in excess of the Company's weighted average cost of capital. No compensation expense has been recorded to date related to these awards.

      The Company accounts for all stock incentive plans related to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense related to these plans during fiscal years 1998, 1997 and 1996 was $963,644, $1,662,000 and $1,771,000, respectively.

      The Company's consolidated results of operations on a pro forma basis, as though the compensation cost for these plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", are as follows (in thousands, except per share amounts):

                                               Year Ended September 30,
                                       -------------------------------------------
                                          1998            1997            1996
                                       -----------     -----------     -----------
Pro forma income (loss) before
  extraordinary items and
  cumulative effects of changes
  in accounting principles             $   341,214     $   278,698     $   (91,642)
Pro forma net income (loss)            $   330,652     $   260,217     $  (103,801)

Pro forma income (loss) per common
  and common equivalent share -

  Income (loss) before
    extraordinary items and
    cumulative effects of changes
    in accounting principles           $      1.88     $      1.37     $     (0.46)
  Net income (loss)                    $      1.82     $      1.28     $     (0.52)

      Because SFAS No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES option pricing model with the following assumptions used for the grants:

                              Year Ended September 30,
                     -------------------------------------------
                         1998           1997           1996
                     -------------  -------------  -------------
Risk-free
  interest rate       5.1% -  5.9%   6.1% -  6.9%   5.6% -  6.7%
Expected lives
  (in years)               6              6              6
Expected
  volatility         21.0% - 23.2%  19.3% - 24.5%  22.9% - 25.8%
Expected dividend
  yields              1.9% -  2.1%   1.8% -  2.6%   2.2% -  2.7%

      The weighted average fair values of options granted during fiscal years 1998, 1997 and 1996 were $9.78, $7.68 and $8.67 per option, respectively.

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

(16)  Foreign currency translation -

      Increases (decreases) in the component of common stockholders' equity associated with foreign currency translation adjustments for the three years in the period ended September 30, 1998, are as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                             Year Ended September 30,
                                     ------------------------------------------
                                        1998            1997            1996
                                     ----------      ----------      ----------
Beginning cumulative
  translation adjustment             $ (104,607)     $  (31,138)     $   30,821
Translation adjustment
  for the fiscal year                   (25,347)       (126,334)        (61,959)
Sale of Italian operations                   --          52,865              --
Sale of international operations        107,642              --              --
                                     ----------      ----------      ----------
Ending cumulative
  translation adjustment             $  (22,312)     $ (104,607)     $  (31,138)
                                     ==========      ==========      ==========

(17)  Income taxes -

      The components of (i) earnings before income taxes, minority interest, extraordinary items and cumulative effects of changes in accounting principles and (ii) the income tax provision for each of the three fiscal years ended September 30, are as set forth below (in thousands).

                                  1998          1997           1996
                                ---------     ---------      ---------
Domestic:
  Excluding special credits
    (charges)                   $ 517,719     $ 498,141      $ 429,705
  Special credits (charges)         3,545        71,330       (187,087)
                                ---------     ---------      ---------
  As reported                     521,264       569,471        242,618
                                ---------     ---------      ---------
Foreign (1):
  Excluding special credits
    (charges)                      48,885        78,880         44,801
  Special credits (charges)        17,919      (153,209)      (259,713)
                                ---------     ---------      ---------
  As reported                      66,804       (74,329)      (214,912)
                                ---------     ---------      ---------
Total:
  Excluding special credits
    (charges)                     566,604       577,021        474,506
  Special credits (charges)        21,464       (81,879)      (446,800)
                                ---------     ---------      ---------
  As reported                   $ 588,068     $ 495,142      $  27,706
                                =========     =========      =========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

---------------

      (1) Amounts are net of intercompany interest expense for fiscal years 1998, 1997 and 1996 of $18,795,000, $42,976,000 and $53,660,000,
      respectively. Prior to the divestiture of its international operations in March 1998, the Company maintained a capital structure with respect to its foreign operations designed to minimize worldwide income and other tax costs.

                                                          State
                           Federal        Foreign        & Local        Total
                          ---------      ---------      ---------     ---------
1998: Current             $ 105,191      $  15,593      $  17,515     $ 138,299
      Deferred               74,471          9,640         10,385        94,496
      Amortization
        of investment
        tax credit             (706)            --             --          (706)
                          ---------      ---------      ---------     ---------
                          $ 178,956      $  25,233      $  27,900     $ 232,089
                          =========      =========      =========     =========

1997: Current             $ 101,460      $  12,367      $   3,790     $ 117,617
      Deferred               45,944         19,296         15,906        81,146
      Amortization
        of investment
        tax credit             (706)            --             --          (706)
                          ---------      ---------      ---------     ---------
                          $ 146,698      $  31,663      $  19,696     $ 198,057
                          =========      =========      =========     =========

1996: Current             $  51,900      $  33,497      $  17,463     $ 102,860
      Deferred               30,895        (35,382)         7,521         3,034
      Amortization
        of investment
        tax credit             (706)            --             --          (706)
                          ---------      ---------      ---------     ---------
                          $  82,089      $  (1,885)     $  24,984     $ 105,188
                          =========      =========      =========     =========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

The following is a reconciliation between the U.S. federal income tax rate and the effective income tax rate for each of the three fiscal years in the period ended September 30, 1998:

                                       1998            1997            1996
                                     ---------       ---------       ---------
Excluding Special Charges:
  Income tax - U.S. federal rate         35.00%          35.00%          35.00%
  Federal effect of state income
    taxes                                (1.66)          (1.39)          (2.31)
  Effect of foreign operations            (.14)            .06           (2.05)
  All other, net                          1.53            2.35            2.77
                                     ---------       ---------       ---------
  Federal and foreign                    34.73           36.02           33.41
  State income taxes                      4.74            3.98            6.59
                                     ---------       ---------       ---------
  Effective income tax rate,
    excluding special charges            39.47           40.00           40.00
Effect of Special Charges                   --              --          339.66
                                     ---------       ---------       ---------
Effective income tax rate                39.47%          40.00%         379.66%
                                     =========       =========       =========

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 and 1997, are as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                   1998                   1997
                          ---------------------  ---------------------
                           Deferred   Deferred   Deferred   Deferred
                             Tax        Tax        Tax        Tax
                            Assets  Liabilities   Assets   Liabilities
                          --------  -----------  --------  -----------
Depreciation and
  amortization            $ 89,818   $488,489    $126,197   $535,195
Accrued environ-
  mental and
  landfill costs           132,790         --     159,508         --
Accruals related
  to discontinued
  operations                 4,270         --      10,211         --
Self-insurance
  accruals                  69,683         --      68,004         --
Assets and operations
  to be divested            19,399         --      29,651         --
Net operating loss
  carryforwards             89,192         --      82,843         --
Other                      240,610    153,025     285,196    141,768
                          --------   --------    --------   --------
Deferred tax assets
  and liabilities          645,762    641,514     761,610    676,963

Unamortized investment
  tax credits                          19,010                 19,716

Valuation allowance        (71,466)               (47,273)
                          --------   --------    --------   --------
Deferred tax assets and
  liabilities, net of
  unamortized investment
  tax credits and
  valuation allowance     $574,296   $660,524    $714,337   $696,679
                          ========   ========    ========   ========

      The valuation allowance applies principally to a substantial portion of the net operating loss carryforwards and deductions associated with the special charges which could expire prior to utilization by the Company. Foreign net operating loss carryforwards of approximately $27 million are available to reduce future taxable income of the applicable foreign entities for periods which generally range from 1999

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES to 2004. Domestic state net operating loss carryforwards of approximately $1.6 billion (the tax benefit of which is calculated at rates ranging generally from 5%-10%) are available to reduce future taxable income of the applicable entities taxable in such states for periods which range from 1999 to 2013. The net change in the total valuation allowance for the year ended September 30, 1998, was an increase of $24.2 million, principally due to increased valuation reserves related to the increased net operating loss carryforwards resulting from the restructuring of U.S. legal entities. The fiscal 1997 valuation allowance decreased by $145.5 million from the prior year due to the sale of the Italian operations in the third quarter of fiscal 1997.

      Deferred income taxes have not been provided as of September 30, 1998, on approximately $76 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

(18)  Employee benefit plans -

Employee stock ownership and savings plan.

      The Company sponsors an employee stock ownership and savings plan which incorporates deferred savings features permitted under IRS Code Section 401(k). The plan covers substantially all U.S. employees with one or more years of service except for certain employees subject to collective bargaining agreements. Eligible employees may make voluntary contributions to one or more of six investment funds through payroll deductions which, in turn, will allow them to defer income for tax purposes. The Company matches these voluntary contributions at a rate of $.50 per $1.00 on the first 5% of total earnings contributed by each participating employee. The Company matches the voluntary contributions through open market purchases or issuances of shares of the Company's common stock. The Company expenses its contributions to the employee stock ownership and savings plan which for fiscal years 1998, 1997 and 1996 were $12,195,000, $12,710,000 and $11,752,000, respectively.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

Employee retirement plans.

      The Company and its domestic subsidiaries have two defined benefit retirement plans covering substantially all U.S. employees except for certain employees subject to collective bargaining agreements. The benefits for these plans are based on years of service and the employee's compensation. The Company's general funding policy for these plans is to make annual contributions to the plans equal to or exceeding the actuary's recommended contribution. During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997 (see Note 5).

      The employees of the Company in various international operations, substantially all of which were divested in March 1998, were covered by defined benefit plans. The benefits for these plans were based generally on years of service and the employee's compensation. Under the Company's funding policy, annual contributions were made in order to fund the plans over the participants' total expected periods of service in conformity with the requirements of local law or custom. No additional disclosures pertaining to these plans have been included because the related amounts were not material to the Company's consolidated financial statements.

      The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheet as of September 30, 1998 and 1997, and the significant assumptions used in accounting for the U.S. defined benefit plans. The measurement dates for these plans were June 30, 1998 and 1997.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                         1998            1997
                                       ---------       ---------
                                     (Dollar Amounts in Thousands)
Actuarial present value of
  accumulated benefit obligations,
  including vested benefits of
  $231,046 and $186,856,
  respectively                         $(257,897)      $(207,438)
                                       =========       =========
Actuarial present value
  of projected benefit
  obligation                           $(271,277)      $(222,274)
Plan assets at fair value,
  primarily commercial
  paper, common stocks
  (including 22,000 shares
  of the Company's common
  stock at both dates) and
  mutual funds                           287,774         245,032
                                       ---------       ---------
Projected benefit obligation
  (in excess of) less than
  plan assets                             16,497          22,758
Contributions made after
  measurement date but
  before end of fiscal year                6,248           4,762
Unrecognized net gain                     (1,224)        (32,020)
Unrecognized prior service
  cost                                   (11,351)        (12,654)
Unrecognized net asset
  at transition                           (1,099)         (1,292)
                                       ---------       ---------
Prepaid (accrued) pension costs        $   9,071       $ (18,446)
                                       =========       =========

Discount rate                               6.75%           7.75%
Rate of increase in
  compensation levels                        4.0%            4.0%
Expected long-term rate of
  return on assets                          10.5%           10.5%

      The components of net annual pension cost for fiscal years 1998, 1997 and 1996 for the U.S. defined benefit plans were as follows (in thousands):

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                    1998          1997          1996
                                  --------      --------      --------
Service cost (benefits earned
  during the period)              $ 12,100      $ 13,454      $ 12,260
Interest cost on projected
  benefit obligation                17,806        16,050        13,521
Investment gain on plan
  assets                           (40,315)      (42,564)      (27,957)
Net amortization and deferral        5,343        21,765        12,056
                                  --------      --------      --------
Net annual pension (income)
  expense                         $ (5,066)     $  8,705      $  9,880
                                  ========      ========      ========

Termination indemnity plan.

      The employees of the Company's Italian operations, which were divested in June 1997, were covered by a termination indemnity plan. Benefits under the plan, which were based on periods of service and the employee's compensation, were payable in a lump sum upon (1) retirement, (2) termination, (3) death after 10 years of credited service or (4) disability after 10 years of credited service. Expense in fiscal year 1997 for the period prior to divestiture and for fiscal year 1996 related to this unfunded plan was $1,350,000 and $1,809,000, respectively.

Other postretirement benefits.

      The Company currently maintains an unfunded postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. As permitted under SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", the Company chose to recognize the transition obligation (the actuarially-determined accumulated post-retirement benefit obligation of approximately $11.9 million at September 30, 1994) over a 20-year period. Current year expense was not material to the Company's results of operations.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      During the fourth quarter of fiscal 1998, the Company restricted the participation in its postretirement benefit plan to employees over the age of 55 with 10 years of experience and individuals already covered by the plan. The curtailment gain of $9.4 million associated with this benefit reduction was recognized in income in the fourth quarter of fiscal 1998.

Postemployment benefits.

      The Company maintains no plans which provide significant benefits to former or inactive employees after employment but before retirement.

(19)  Operations by industry segment and geographic area -

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                   1998               1997                1996
                                ----------        -----------         -----------
Revenues:
  United States and
    Puerto Rico                 $3,937,564        $ 4,148,647         $ 4,073,558
                                ----------        -----------         -----------
  Foreign -
    Canada                         172,458            176,009             169,077
    Other
     (principally
      Europe)                      635,726          1,458,316           1,536,642
                                ----------        -----------         -----------
    Total foreign                  808,184          1,634,325           1,705,719
                                ----------        -----------         -----------
  Consolidated                  $4,745,748        $ 5,782,972         $ 5,779,277
                                ==========        ===========         ===========
Combined income (loss)
 from operations and equity
 in earnings of uncon-
 solidated affiliates:
  United States and
    Puerto Rico                 $  602,059(1)     $   653,866(2)      $   327,421(3)
                                ----------        -----------         -----------
  Foreign -
    Canada                          20,417             10,504              (7,857)
    Other
      (principally
       Europe)                      83,869(1)         (11,145)           (121,401)
                                ----------        -----------         -----------
    Total foreign                  104,286               (641)(2)        (129,258)(3)
                                ----------        -----------         -----------
  Consolidated                  $  706,345        $   653,225         $   198,163
                                ==========        ===========         ===========

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                              1998              1997           1996
                           ----------        ----------     ----------
Depreciation and
 amortization:
  United States and
    Puerto Rico            $  392,713        $  418,542     $  438,639
                           ----------        ----------     ----------
  Foreign -
    Canada                     16,393            18,370         17,615
    Other (principally
      Europe)                  60,849           132,758        146,271
                           ----------        ----------     ----------
    Total foreign              77,242           151,128        163,886
                           ----------        ----------     ----------
  Consolidated             $  469,955        $  569,670     $  602,525
                           ==========        ==========     ==========
Identifiable assets:
  United States and
    Puerto Rico            $4,426,392        $4,471,306     $4,803,978
                           ----------        ----------     ----------
  Foreign -
    Canada                    171,936           185,372        206,908
    Other (principally
      Europe)                 401,153         2,021,614      2,590,020
                           ----------        ----------     ----------
    Total foreign             573,089(4)      2,206,986      2,796,928
                           ----------        ----------     ----------
  Consolidated             $4,999,481        $6,678,292     $7,600,906
                           ==========        ==========     ==========

-----------------

      (1) Fiscal year 1998 earnings information includes special credits (principally net gains from the divestiture of business assets and operations) of $3,545,000 for operations in the United States and Puerto Rico and $17,919,000 related to the divestiture of substantially all of the Company's operations outside of North America in March 1998. See Note
      (4).

      (2) Fiscal year 1997 earnings information includes special credits (principally net gains from the divestiture of business assets and operations) of $71,330,000 for operations in the United States and Puerto Rico and includes special charges of $153,209,000 for foreign operations, principally Europe. See Note (4).

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

      (3) Fiscal year 1996 earnings information for operations in the United States and Puerto Rico and for foreign operations include special charges of $187,087,000 and $259,713,000, respectively. See Note (4).

      (4) Fiscal year 1998 identifiable assets declined significantly due to the divestiture of substantially all of the Company's operations outside of North America in March 1998, offset partially by the increase associated with the Company's investment in SITA of $373,888,000 at September 30, 1998.

(20)  Fair value of financial instruments -

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                  As of September 30,
                        ---------------------------------------
                               1998                 1997
                        ------------------   ------------------
                           Book     Fair        Book     Fair
                          Value     Value      Value     Value
                        --------  --------   --------  --------
                                     (In Thousands)
Debt -
  6.10% Senior Notes    $155,703  $157,907   $155,471  $152,671
  6.375% Senior Notes    159,840   162,112    159,693   154,879
  7.40% Debentures       358,280   366,542    358,233   365,835
  7 7/8% Senior Notes     69,332    77,297     69,306    74,086
  9 1/4% Debentures       99,500   123,779     99,500   123,073
  Solid waste revenue
    bond obligations     220,044   230,420    219,974   229,902
  Other notes payable     46,790    51,375    505,674   526,259
  Commercial paper and
    short-term facilities
    to be refinanced     692,615   698,262    259,047   258,365

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(21)  Related party transactions -

      Otto Holding International B.V. ("OHI") owns the other 50% interest of Otto Waste Services. Otto Waste Services was included with the international operations divested by the Company in March 1998. The Company, primarily through its 50% ownership of Otto Waste Services, was previously engaged in various transactions through the ordinary course of business with OHI, its subsidiaries and unconsolidated affiliates or other affiliated parties ("OHI Group"). The OHI Group leased containers and equipment under operating leases and provided certain administrative services to Otto Waste Services during the current fiscal year. Charges for these administrative services were approximately $1.8 million, $3.6 million and $4.7 million for fiscal years 1998, 1997 and 1996, respectively. The Company, including Otto Waste Services, also purchased or entered into capital leases for approximately $30.8 million of containers from the OHI Group during fiscal year 1996; no such capital leases were entered into in fiscal 1998 or 1997. Included in the Company's Consolidated Balance Sheet at September 30, 1997 were the following amounts relating to transactions with the OHI Group (in thousands):

                                                         1997
                                                        -------
         Capital lease obligations                      $30,014
         Notes payable, interest
          payable at FIBOR plus 2%                        8,077

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

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

(22)  Quarterly financial information (Unaudited) -

                         First        Second         Third        Fourth
                        Quarter       Quarter       Quarter       Quarter
                      ----------    ----------    ----------    ----------
                            (In Thousands Except for Per Share Amounts)
     Revenues    1998 $1,344,742    $1,305,717    $1,042,648    $1,052,641
                 1997 $1,495,137    $1,413,731    $1,471,252    $1,402,852

     Gross
      profit     1998 $  363,383    $  348,993    $  293,636    $  302,075
                 1997 $  383,839    $  359,381    $  376,051    $  374,087

     Income from
      operations 1998 $  175,321(1) $  181,069(1) $  141,578    $  148,299
                 1997 $  163,802    $  152,754    $   97,657(2) $  185,024(2)

     Income
      taxes      1998 $   59,916    $   63,781    $   53,453    $   54,939
                 1997 $   50,507    $   47,955    $   30,688    $   68,907

     Income before
      extraordinary
      items and cumulative
      effects of changes in
      accounting
      principles 1998 $   86,758    $   93,343    $   84,201    $   85,071
                 1997 $   71,880    $   70,955    $   41,926    $   98,934

     Net income  1998 $   72,995(3) $   96,544(3) $   84,201    $   85,071
                 1997 $   71,880    $   67,831(4) $   40,241(5) $   85,262(5)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                                First    Second       Third    Fourth
                               Quarter   Quarter     Quarter   Quarter
                               -------   -------     -------   -------
                              (In Thousands Except for Per Share Amounts)
     Earnings per share:
       Income before extraordinary items
        and cumulative effects of changes
        in accounting principles -
           1998 -
             Basic             $0.454    $0.504      $0.483    $0.500
             Diluted           $0.451    $0.501      $0.480    $0.497
           1997 -
             Basic             $0.357    $0.350      $0.206    $0.484
             Diluted           $0.356    $0.349      $0.205    $0.480

     Net Income
           1998 -
             Basic             $0.382    $0.521      $0.483    $0.500
             Diluted           $0.380    $0.518      $0.480    $0.497
           1997 -
             Basic             $0.357    $0.335      $0.198    $0.417
             Diluted           $0.356    $0.334      $0.197    $0.414

---------------

            (1) In the second quarter of fiscal 1998, the Company recorded pre-tax special credits of $17.9 million related to the gain recognized from the sale in March 1998 of substantially all of the Company's operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. The remaining special credits of $2.6 million and $1.0 million recorded in the first and second quarters of fiscal 1998, respectively, related principally to net gains associated with the divestiture of certain North American Operations. See Note (4).

            (2) In the third quarter of fiscal 1997, the Company incurred special charges of $84 million which included foreign currency translation losses associated with the sale of the Company's Italian operations and anticipated losses related to decisions to divest additional underperforming or non-core business operations and assets, offset partially by net gains from divestitures completed in the third quarter. In the fourth quarter of fiscal 1997, the Company reported a special credit of

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

            $2.2 million related principally to net gains from the sale of business operations in the fourth quarter, offset partially by changes in estimated losses associated with previous decisions to divest certain operations and assets. See Note (4).

            (3) In the first quarter of fiscal 1998, the Company recorded an after-tax charge of $13.8 million as the cumulative effect of a change in accounting principle in response to the FASB's Emerging Issues Task Force EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. In the second quarter of fiscal 1998, the Company recorded an after-tax credit of $4.2 million as the cumulative effect of a change in accounting principle. The Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997. See Note (5).

            (4) In the second quarter of fiscal 1997, the Company recorded an after-tax loss of $3.1 million associated with the redemption of approximately $250 million of debt by an unconsolidated affiliate (American Ref-Fuel Company of Hempstead), which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (8).

            (5) In the third and fourth quarters of fiscal 1997, the Company recorded after-tax losses of $1.7 million and $13.7 million, respectively, associated with redemption of debt, which was reflected in the Company's Consolidated Statement of Operations as an extraordinary item. See Note (10).

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

         Consolidated statement of operations for the three years ended September 30, 1998.

         Consolidated balance sheet--September 30, 1998 and 1997.

         Consolidated statement of cash flows for the three years ended September 30, 1998.

         Consolidated statement of common stockholders' equity for the three years ended September 30, 1998.

         Notes to consolidated financial statements.

SCHEDULES

         II Allowance for doubtful accounts for the three years ended September 30, 1998.

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

              *3.2     By-laws of BFI, as amended through December 1, 1998.

               4.1 Rights Agreement, dated June 3, 1998, between BFI and First Chicago Trust Company of New York. (Exhibit 4 of Form 8-K dated June 3, 1998, is hereby incorporated by reference.)

               4.2 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce Bank National Association, as Administrative Agent, and the other banks named therein. (Exhibit 4.4 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

               4.3 First Amendment to the Second Amended and Restated Revolving Credit Agreement, dated March 31, 1998, among BFI, Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), and the other banks named therein. (Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.)

               4.4 Restated Indenture, dated as of September 1, 1991, between First City, Texas-Houston, National Association, Trustee, and BFI. (Exhibit 4.8 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

               4.5 Indenture, dated as of August 1, 1987, between First RepublicBank Houston, National Association, Trustee, and BFI. (Exhibit 4.1 to Registration Statement on Form S-3 No. 33-16537 is hereby incorporated by reference.)

               4.6 First Supplemental Indenture, dated as of January 11, 1994, between Nations Bank of Texas, National Association, Trustee, and BFI. (Exhibit 4(f) to Registration Statement on Form S-3 No. 33-58790 is hereby incorporated by reference.)

               4.7 Amended and Restated Multicurrency Revolving Credit Agreement, dated December 27, 1996, among BFI and Credit Suisse and the Banks specified therein. (Exhibit 4 of Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference).

               4.8 First Amendment to Amended and Restated Multicurrency Revolving Credit Agreement, dated December 26, 1997, among BFI, Credit Suisse First Boston and the Banks specified therein. (Exhibit 10.3 of the Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

               4.9 Second Amendment to the Amended and Restated Multicurrency Revolving Credit Agreement, dated March 31, 1998, among BFI, Credit Suisse First Boston and the Banks specified therein. (Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.)

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

              10.7 Executive Officer Form of Employment Agreement between BFI and certain executive officers, beginning in January 1993. (Exhibit 10.9 of Post-Effective Amendment No. 1 to Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

             *10.8 Browning-Ferris Industries, Inc. Restated 1996 Stock Incentive Plan.

             *10.9 Browning-Ferris Industries, Inc. Restated 1993 Stock Incentive Plan.

            *10.10 Browning-Ferris Industries, Inc. Restated 1993 Non-Employee Director Stock Plan.

             *10.11 Browning-Ferris Industries, Inc. Restated 1990 Stock Option Plan.

              10.12 Browning-Ferris Industries, Inc. 1987 Stock Option Plan. (Exhibit 10.11 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

             *10.13 Amendments dated September 4, 1996, December 3, 1996, December 2, 1997 and May 4, 1998 to BFI's 1987 Stock Option Plan.

              10.14 Browning-Ferris Industries, Inc.'s Cash Balance and Retirement Plan, as amended and restated pursuant to an indenture dated September 15, 1994. (Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

             *10.15 First, Second, Third, Fourth and Fifth Amendments, dated as of March 31, 1995, December 31, 1995, December 31, 1996, December 31, 1996 and May 9, 1998, respectively, to the BFI Cash Balance and Retirement Plan.

              10.16 BFI Employee Stock Ownership and Savings Plan, as amended through December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

              10.17 Fifth Amendment dated June 8, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.16 of Form 10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

              10.18 Sixth Amendment, dated December 23, 1988, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.4 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

              10.19 Seventh, Eighth and Ninth Amendments, dated as of May 31, 1989, June 7, 1989 and October 31, 1991, respectively, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.20 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

              10.20 Tenth Amendment, dated September 7, 1993, to the BFI Employee Stock Ownership and Savings Plan. (Exhibit 10.22 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

              10.21 Amended and Restated Partnership Agreement, dated as of December 5, 1997, by and between Duke/UAE Ref-Fuel Management LLC, BFI Ref-Fuel, Inc. and Air Products Ref-Fuel, Inc. (Exhibit 10.1 of Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

              10.22 Amended and Restated Parent Agreement relating to American Ref-Fuel Company, dated as of December 5, 1997, among Duke Capital Corporation, United American Energy Corp., Duke/UAE Ref-Fuel LLC and BFI. (Exhibit 10.2 of Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

              10.23 BFI Deferred Compensation Plan (Exhibit 10.4 of Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

             *10.24 BFI Convertible Annual Incentive Award Plan as amended on December 2, 1998.

              10.25 BFI Annual Management Incentive Plan. (Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

              10.26 BFI Long-Term Incentive Plan. (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

              10.27 Stock Purchase Agreement, dated as of February 16, 1998, among BFI, BFI International, Inc., Suez Lyonnaise Des Eaux, S.A. and SITA, S.A. (Exhibit 2 of Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated by reference.)

              10.28 Shareholders Agreement, dated as of March 31, 1998, between BFI and Suez Lyonnaise des Eaux, S.A. (Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated by reference.)

             *12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

             *21.      Subsidiaries of the Registrant.

             *23.1     Consent of Arthur Andersen LLP.

             *27.      Financial Data Schedule.

------------------

*Filed herewith.

Reports on Form 8-K
-------------------

None

--------------------

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

-----------------

                                   SCHEDULE II




                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  For the Three Years Ended September 30, 1998
                                 (In Thousands)

-----------------------------------------------------------
                      Additions
          Balance      Charged     Deductions       Balance
         Beginning       to           from          End of
          of Year      Income       Reserves(a)      Year
-----------------------------------------------------------
1998      $38,376      $20,604      $(36,908)       $22,072

1997      $40,622      $30,116      $(32,362)       $38,376

1996      $39,777      $29,527      $(28,682)       $40,622



(a) Amounts determined not to be collectible. Amount for fiscal 1998 also includes a reduction in the reserve of approximately $18.0 million related to the divestiture of substantially all of the Company's international operations in March 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BROWNING-FERRIS INDUSTRIES, INC.
                                               (Registrant)


DATE: December 4, 1998   By:              /s/ Bruce E. Ranck
                            ----------------------------------------------------
                                              Bruce E. Ranck
                                         President, Chief Executive
                                           Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                        /s/ William D. Ruckelshaus
                            ----------------------------------------------------
                                          William D. Ruckelshaus
                                           Chairman of the Board
                                               and Director

                                            /s/ Bruce E. Ranck
                            ----------------------------------------------------
                                              Bruce E. Ranck,
                              President, Chief Executive Officer and Director

                                          /s/ Jeffrey E. Curtiss
                            ----------------------------------------------------
                                            Jeffrey E. Curtiss,
                                         Senior Vice President and
                                          Chief Financial Officer

                                             /s/ Edward Schick
                            ----------------------------------------------------
                                               Edward Schick
                                    Vice President of Business Services
                                         And Corporate Controller

                                             /s/ John W. Alden
                            ----------------------------------------------------
                                          John W. Alden, Director

                                         /s/ Gregory D. Brenneman
                            ----------------------------------------------------
                                      Gregory D. Brenneman, Director

                                           /s/ William T. Butler
                            ----------------------------------------------------
                                            William T. Butler,
                                                 Director

                                           /s/ Gerald Grinstein
                            ----------------------------------------------------
                                        Gerald Grinstein, Director,

                                           /s/ Robert J. Herbold
                            ----------------------------------------------------
                                        Robert J. Herbold, Director

                                           /s/ Harry J. Phillips, Sr.
                            ----------------------------------------------------
                                          Harry J. Phillips, Sr.,
                                                 Director

                                           /s/ Joseph L. Roberts
                            ----------------------------------------------------
                                          Joseph L. Roberts, Jr.,
                                                 Director

                                            /s/ Marc J. Shapiro
                            ----------------------------------------------------
                                         Marc J. Shapiro, Director

                                           /s/ Robert M. Teeter
                            ----------------------------------------------------
                                        Robert M. Teeter, Director

                                          /s/ Marina v.N. Whitman
                            ----------------------------------------------------
December 4, 1998                       Marina v.N. Whitman, Director

                               INDEX TO EXHIBITS


            EXHIBIT
            NUMBER     DESCRIPTION
            ------     -----------
               3.1     Restated Certificate of Incorporation of BFI, dated
                       October 7, 1991. (Exhibit 3(a) of Form 10-K for the
                       fiscal year ended September 30, 1993, is hereby
                       incorporated by reference.)

              *3.2     By-laws of BFI, as amended through December 1, 1998.

               4.1     Rights Agreement, dated June 3, 1998, between BFI and
                       First Chicago Trust Company of New York. (Exhibit 4 of
                       Form 8-K dated June 3, 1998, is hereby incorporated by reference.)

               4.2 Second Amended and Restated Revolving Credit Agreement, dated as of May 31, 1995, among BFI and Texas Commerce
                       Bank National Association, as Administrative Agent, and the other banks named therein. (Exhibit 4.4 of Form 10-K for the fiscal year ended September 30, 1995, is hereby incorporated by reference.)

               4.3     First Amendment to the Second Amended and Restated
                       Revolving Credit Agreement, dated March 31, 1998, among
                       BFI, Chase Bank of Texas, National Association (formerly
                       Texas Commerce Bank National Association), and the other banks named therein. (Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.)

               4.4 Restated Indenture, dated as of September 1, 1991, between First City, Texas-Houston, National Association,
                       Trustee, and BFI. (Exhibit 4.8 of Form 10-K for the fiscal year ended September 30, 1991, is hereby incorporated by reference.)

               4.5     Indenture, dated as of August 1, 1987, between First
                       RepublicBank Houston, National Association, Trustee, and
                       BFI. (Exhibit 4.1 to Registration Statement on Form S-3
                       No. 33-16537 is hereby incorporated by reference.)

               4.6     First Supplemental Indenture, dated as of January 11,
                       1994, between Nations Bank of Texas, National
                       Association, Trustee, and BFI. (Exhibit 4(f) to
                       Registration Statement on Form S-3 No. 33-58790 is hereby incorporated by reference.)

               4.7     Amended and Restated Multicurrency Revolving Credit
                       Agreement, dated December 27, 1996, among BFI and Credit
                       Suisse and the Banks specified therein. (Exhibit 4 of Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference).

               4.8     First Amendment to Amended and Restated Multicurrency
                       Revolving Credit Agreement, dated December 26, 1997, among BFI, Credit Suisse First Boston and the Banks specified therein. (Exhibit 10.3 of the Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

            EXHIBIT
            NUMBER     DESCRIPTION
            ------     -----------
               4.9     Second Amendment to the Amended and Restated
                       Multicurrency Revolving Credit Agreement, dated March 31,
                       1998, among BFI, Credit Suisse First Boston and the Banks
                       specified therein. (Exhibit 4.1 of Form 10-Q for the
                       quarter ended June 30, 1998, is hereby incorporated by
                       reference.)

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

              10.7     Executive Officer Form of Employment Agreement between
                       BFI and certain executive officers, beginning in January
                       1993. (Exhibit 10.9 of Post-Effective Amendment No. 1 to
                       Registration Statement on Form S-4 No. 33-52240 is hereby incorporated by reference.)

             *10.8     Browning-Ferris Industries, Inc. Restated 1996 Stock
                       Incentive Plan.

             *10.9     Browning-Ferris Industries, Inc. Restated 1993 Stock
                       Incentive Plan.

            *10.10     Browning-Ferris Industries, Inc. Restated 1993
                       Non-Employee Director Stock Plan.

            EXHIBIT
            NUMBER     DESCRIPTION
            ------     -----------
             *10.11    Browning-Ferris Industries, Inc. Restated 1990 Stock
                       Option Plan.

              10.12    Browning-Ferris Industries, Inc. 1987 Stock Option Plan.
                       (Exhibit 10.11 of Form 10-K for the fiscal year ended
                       September 30, 1988, is hereby incorporated by reference.)

             *10.13    Amendments dated September 4, 1996, December 3, 1996,
                       December 2, 1997 and May 4, 1998 to BFI's 1987 Stock
                       Option Plan.

              10.14    Browning-Ferris Industries, Inc.'s Cash Balance and
                       Retirement Plan, as amended and restated pursuant to an indenture dated September 15, 1994. (Exhibit 10.18 of
                       Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.)

             *10.15 First, Second, Third, Fourth and Fifth Amendments, dated as of March 31, 1995, December 31, 1995, December 31,
                       1996, December 31, 1996 and May 9, 1998, respectively, to the BFI Cash Balance and Retirement Plan.

              10.16 BFI Employee Stock Ownership and Savings Plan, as amended through December 1, 1986. (Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 1986, is hereby incorporated by reference.)

              10.17    Fifth Amendment dated June 8, 1988, to the BFI Employee
                       Stock Ownership and Savings Plan. (Exhibit 10.16 of Form
                       10-K for the fiscal year ended September 30, 1988, is hereby incorporated by reference.)

              10.18    Sixth Amendment, dated December 23, 1988, to the BFI
                       Employee Stock Ownership and Savings Plan. (Exhibit 10.4 of the Form 10-Q for the quarter ended December 31, 1988, is hereby incorporated by reference.)

              10.19    Seventh, Eighth and Ninth Amendments, dated as of May 31,
                       1989, June 7, 1989 and October 31, 1991, respectively, to the BFI Employee Stock Ownership and Savings Plan.
                       (Exhibit 10.20 of Form 10-K for the fiscal year ended
                       September 30, 1991, is hereby incorporated by reference.)

              10.20    Tenth Amendment, dated September 7, 1993, to the BFI
                       Employee Stock Ownership and Savings Plan. (Exhibit 10.22 of Form 10-K for the fiscal year ended September 30, 1993, is hereby incorporated by reference.)

              10.21    Amended and Restated Partnership Agreement, dated as of
                       December 5, 1997, by and between Duke/UAE Ref-Fuel
                       Management LLC, BFI Ref-Fuel, Inc. and Air Products
                       Ref-Fuel, Inc. (Exhibit 10.1 of Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

            EXHIBIT
            NUMBER     DESCRIPTION
            ------     -----------
              10.22    Amended and Restated Parent Agreement relating to
                       American Ref-Fuel Company, dated as of December 5, 1997,
                       among Duke Capital Corporation, United American Energy
                       Corp., Duke/UAE Ref-Fuel LLC and BFI. (Exhibit 10.2 of
                       Form 10-Q for the quarter ended December 31, 1997, is
                       hereby incorporated by reference.)

              10.23 BFI Deferred Compensation Plan (Exhibit 10.4 of Form 10-Q for the quarter ended December 31, 1997, is hereby incorporated by reference.)

             *10.24    BFI Convertible Annual Incentive Award Plan as amended on
                       December 2, 1998.

              10.25    BFI Annual Management Incentive Plan. (Exhibit 10.2 of
                       Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

              10.26 BFI Long-Term Incentive Plan. (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.)

              10.27 Stock Purchase Agreement, dated as of February 16, 1998, among BFI, BFI International, Inc., Suez Lyonnaise Des
                       Eaux, S.A. and SITA, S.A. (Exhibit 2 of Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated by reference.)

              10.28 Shareholders Agreement, dated as of March 31, 1998, between BFI and Suez Lyonnaise des Eaux, S.A. (Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated by reference.)

             *12.      Computation of Ratio of Earnings to Fixed Charges of
                       Browning-Ferris Industries, Inc. and Subsidiaries.

            * 21.      Subsidiaries of the Registrant.

            * 23.1     Consent of Arthur Andersen LLP.

            * 27.      Financial Data Schedule.

------------------

*Filed herewith.