Form 10-K/A
period 1998-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1999-01-12
CIK 14827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required with respect to executive officers of the Company is set forth under "Business - Executive Officers of the Company" in Part I of this report.

     The directors of the Company, their positions and offices, their respective term of office as a director and their respective ages are as follows:

                                                                                              EXPIRATION
                                       POSITIONS AND OFFICES         SERVED AS A              OF PRESENT
              NAME                       WITH THE COMPANY          DIRECTOR SINCE    AGE*        TERM
   ------------------------------  ---------------------------     --------------    ----     ----------
   William D. Ruckelshaus........  Chairman of the Board and            1987           66        1999
                                   Director(1)
   Bruce E. Ranck................  President, Chief Executive           1990           50        1999
                                   Officer and Director(1)
   John W. Alden.................  Director(3)(8)                       1998           57        2001
   Gregory D. Brenneman..........  Director(2)(4)(6)                    1997           37        2000
   William T. Butler.............  Director(1)(3)                       1990           66        2001
   Gerald Grinstein..............  Director(3)(5)(6)                    1990           66        1999
   Robert J. Herbold.............  Director(4)(8)                       1998           56        2001
   Harry J. Phillips, Sr.........  Director(1)                          1970           68        2000
   Joseph L. Roberts, Jr.........  Director(2)                          1991           63        2001
   Marc J. Shapiro...............  Director(4)(5)(7)                    1994           51        2000
   Robert M. Teeter..............  Director(2)(5)(6)(8)                 1989           59        2000
   Marina v.N. Whitman...........  Director(3)(4)                       1992           63        2001

----------

*As of January 11, 1999.

(1)  Member of the Executive Committee

(2)  Member of the Corporate Responsibility Committee

(3)  Member of the Compensation Committee

(4)  Member of the Audit Committee

(5)  Member of the Directors and Corporate Governance Committee

(6)  Member of the Strategic Industry Development Committee

(7)  Advisory Member of the Strategic Industry Development Committee

(8)  Member of the Marketing Committee

BACKGROUND OF DIRECTORS

     Mr. Ruckelshaus was elected a director in June 1987 and Chairman of the Board and Chief Executive Officer in September 1988. He stepped down as the Company's Chief Executive Officer in October 1995, but remains as Chairman of the Board. Mr. Ruckelshaus also serves as a director of Cummins Engine Company, Monsanto Company, Nordstrom, Inc., Weyerhaeuser Company, Solutia Inc., Coinstar, Inc. and Gargoyles Inc.

     Mr. Ranck was elected President and Chief Executive Officer in October 1995, having served as President and Chief Operating Officer of the Company since November 1991 and as Executive Vice President (Solid Waste Operations --North America) from October 1989 until November 1991. Prior to that time, he served as a Regional Vice President in one of the Company's former regions. He also serves as a director of Furon Company.

    Mr. Alden serves as Vice Chairman of United Parcel Service (UPS), a position he has held since November 1996. He previously held the office of Senior Vice President of Business Development, a position he held from 1986. He has served as a director of UPS since 1988. He joined UPS in 1965 and spent the majority of his career in customer service and sales positions prior to being named National Customer Development Manager in 1978. He is a director of Unistar Air Cargo, the joint venture between UPS and Yamoto Transport of Japan to market cargo services for the U.S. - Japan trading lane.

     Mr. Brenneman is currently President and Chief Operating Officer of Continental Airlines, Inc., a position he has held since April 1995. He also serves as a director of Continental Airlines, Inc. and as Vice Chairman of Continental Micronesia and Continental Express. Prior to his joining Continental Airlines, he was a partner in Bain & Company, Inc., a consulting firm, where he specialized in corporate turnarounds.

     Dr. Butler serves as Chancellor of Baylor College of Medicine in Houston, Texas, where he previously served as President and Chief Executive Officer from 1979 until January 1996. He is also the past Chairman of the Association of American Medical Colleges. Dr. Butler also serves as a director of C.R. Bard, Inc. and Chairman of the Board of Lyondell Petrochemical Company.

     Mr. Grinstein currently serves as Chairman of the Board of Delta Air Lines. He also serves as a director of Sundstrand Corporation, Imperial Holly Corporation, PACCAR Inc. and Vans, Inc. Mr. Grinstein served as Chairman, Chief Executive Officer, President and a director of Burlington Northern Santa Fe Corporation and Burlington Northern Railroad Company from 1989 until his retirement in December 1995.

    Mr. Herbold has served as Executive Vice President and Chief Operating Officer of Microsoft Corporation since November 1994 and serves on its Executive Committee. Prior to joining Microsoft, he served as Senior Vice President, Advertising and Information Services, at The Procter & Gamble Company.

     Mr. Phillips served as Chairman of the Board and Chief Executive Officer of the Company from September 1980 until September 1988, when he was elected Chairman of the Executive Committee. Mr. Phillips is a director of RFS Hotel Investors, Inc., Buckeye Technologies, Inc., Buckman Laboratories, Morgan Keegan Inc. and the National Commerce Bancorporation, Memphis, Tennessee.

     Dr. Roberts is Senior Pastor of the Ebenezer Baptist Church in Atlanta, Georgia. He also serves as a member of various civic organizations.

     Mr. Shapiro currently serves as Vice Chairman, Finance and Risk Management of The Chase Manhattan Bank. Before assuming his current role in September
1997, he was Chairman, President and Chief Executive Officer of Texas Commerce Bank National Association, a subsidiary of The Chase Manhattan Corporation. He also serves as a director of Weingarten Realty Investors, Santa Fe Energy Resources, Inc. and Burlington Northern Santa Fe Corporation.

     Mr. Teeter has served as President of Coldwater Corporation, a strategic planning and public affairs consulting firm since 1988. He is also a director of United Parcel Service, Bank of Ann Arbor, Durakon Industries, Inc. and Optical Imagine Systems.

     Dr. Whitman has served as Professor of Business Administration and Public Policy at the University of Michigan since 1992. Previously, she spent thirteen years at General Motors Corporation, six years as Vice President and Chief Economist and seven years as Vice President and Group Executive, Public Affairs Staffs. She currently serves as a director of The Procter & Gamble Company, The Chase Manhattan Corporation, Alcoa Corporation and UNOCAL Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Based solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, the Company believes that all transactions by reporting persons were reported on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation of the Chief Executive Officer and each of the Company's four other most highly compensated executive officers for the fiscal year ended September 30, 1998 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                          ANNUAL COMPENSATION                                 COMPENSATION
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

                (A)                   (B)        (C)         (D)            (E)             (F)            (G)             (I)
                                                                                                       SECURITIES
                                                                                                       UNDERLYING
                                                                                         RESTRICTED       STOCK
                                                                        OTHER ANNUAL       STOCK         OPTIONS      ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS(1)    COMPENSATION(2)    AWARDS(3)      (SHARES)   COMPENSATION(4)
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

Bruce E. Ranck                       1998     $  800,000       -0-          -0-          $ 194,300        100,000  $    4,000
   President and                     1997        600,000   126,700          -0-            158,400         38,000       4,000
   Chief Executive Officer           1996        600,000       -0-          -0-                -0-        250,000       3,750
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

J. Gregory Muldoon                   1998        534,000   181,700          -0-                -0-         31,000       4,000
   Executive Vice President          1997        437,000   128,600          -0-             53,500         18,500       4,000
   and Chief Operating Officer       1996        365,800       -0-          -0-                -0-        176,000       3,750
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

Norman A. Myers                      1998        534,000   129,800          -0-                -0-         16,500       3,152
   Executive Vice President          1997        508,000   126,500          -0-             52,600         15,500       2,992
   and Chief Development Officer     1996        508,000       -0-          -0-                -0-         52,500       2,992
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

Jeffrey E. Curtiss                   1998        383,000    93,100          -0-                -0-         12,000       3,232
   Senior Vice President and         1997        364,000       -0-          -0-            137,200         11,000       3,070
   Chief Financial Officer           1996        364,000       -0-          -0-                -0-         27,500       3,070
---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

Rufus Wallingford                    1998        383,000    46,600          -0-             58,100         12,000       4,000
   Senior Vice President             1997        364,000    54,900          -0-             68,500         11,000       4,000
   and General Counsel               1996        364,000       -0-          -0-                -0-         27,500       3,750

---------------------------------- -------- ------------- ---------- ------------------- ----------- ------------- ----------------

----------

(1) At the beginning of fiscal 1998, Mr. Ranck elected to receive 50% of any incentive compensation award in restricted shares, which included an additional 25% share premium. Mr. Ranck subsequently declined to accept his incentive compensation award for fiscal 1998. However, he was granted 6,588 restricted shares by the Compensation Committee which was equal to the amount of restricted shares he would have received if he had not waived receipt of the incentive compensation award. The bonus amount (i) includes for Mr. Muldoon 25% of the cash award that he elected to defer and (ii) excludes for Mr. Wallingford 50% of his incentive compensation award that he elected to receive in restricted shares (see note (3) below for details regarding the terms of the restricted shares).

(2) The named executive officers did not receive any perquisites or other personal benefits in which the aggregate amount of such compensation exceeded $50,000 or 10% of the total of his annual salary and bonus.

(3) On December 1, 1998, Mr. Wallingford was granted 1,969 restricted shares of the Company's Common Stock based upon the percentage elected by him under the Company's Convertible Annual Incentive Award Plan for fiscal 1998, which included an additional 25% stock premium. The restricted shares issued to Messrs. Ranck (see note (1) above) and Wallingford are restricted for a two-year period, during which time the officer cannot sell, transfer, pledge or assign them, but as the registered holders of

\     these shares, the officer can vote the shares and receive any dividends.
     At the end of the two-year restricted period, taxable income will be recognized in an amount to equal fair market value of the shares on that date. The value of the restricted shares issued is based on the fair market value of the Company's Common Stock which is the closing price of the stock the trading day preceding date of grant. The number and value, respectively, of the aggregate restricted share holdings as of September 30, 1998 for each named executive officer were as follows: Ranck: 4,370 shares, $132,200; Muldoon: 1,475 shares, $44,600; Myers: 1,450 shares,
     $43,900; Curtiss: 3,785 shares, $114,500; and Wallingford: 1,890 shares, $57,200.

(4) Consists of the amount of the Company's match for each named executive officer under the BFI Employee Stock Ownership and Savings Plan.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     The following table sets forth certain information concerning stock options granted to the named executive officers in the last fiscal year:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               GRANT DATE
                                                                                                  VALUE
                                     INDIVIDUAL GRANTS
                                  (B)             (C)                                              (F)
                               NUMBER OF      PERCENTAGE                                       GRANT DATE
                              SECURITIES       OF TOTAL                                          PRESENT
                              UNDERLYING        OPTIONS           (D)                          VALUE BASED
                                OPTIONS       GRANTED TO       EXERCISE           (E)              ON
            (A)                 GRANTED      EMPLOYEES IN        PRICE        EXPIRATION      BLACK-SCHOLES
           NAME               (SHARES)(1)     FISCAL YEAR     (PER SHARE)        DATE           MODEL(2)
  ----------------------    --------------  --------------  --------------  --------------    ------------
  Bruce E. Ranck.......        100,000           5.1%          $  36.25         12/01/2007     $  981,000
  J. Gregory Muldoon...         31,000           1.6%             36.25         12/01/2007        304,100
  Norman A. Myers......         16,500           0.8%             36.25         12/01/2007        161,900
  Jeffrey E. Curtiss...         12,000           0.6%             36.25         12/01/2007        117,700
  Rufus Wallingford....         12,000           0.6%             36.25         12/01/2007        117,700

----------

(1) All options were granted on December 2, 1997 and were granted under the Company's 1993 Stock Incentive Plan, of which 2,700 shares were allocated as incentive stock options. Twenty-five percent of the above options became exercisable one year after the date of grant and, subject to certain acceleration provisions, 25% will become exercisable each year thereafter on a cumulative basis.

(2) Based upon the Black-Scholes option valuation model, which estimates the present dollar value of BFI Common Stock to be $9.81 per option share, as adjusted for vesting schedule. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model. The assumptions underlying the Black-Scholes model include (a) an expected volatility of 21.02% based on the prior two years of quarter-end closing stock prices of BFI Common Stock, (b) a risk-free rate of return of 5.86%, which approximates the 10-year Treasury bond rate, (c) BFI Common Stock dividend yield of 1.88%, and (d) a six-year period from time of grant until exercise.

STOCK OPTIONS EXERCISED IN LAST FISCAL YEAR

     The following table sets forth the aggregate option exercises during the last fiscal year and the value of outstanding options at September 30, 1998 for each of the named executive officers:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                     AND SEPTEMBER 30, 1998 OPTION VALUES

           (A)               (B)            (C)                       (D)                               (E)
                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED
                                                                  OPTIONS AT                    VALUE OF UNEXERCISED
                                                              SEPTEMBER 30, 1998               IN-THE-MONEY OPTIONS AT
                            SHARES                                 (SHARES)                     SEPTEMBER 30, 1998(1)
                          ACQUIRED ON       VALUE     ---------------------------------  ---------------------------------
          NAME             EXERCISE       REALIZED       EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
 --------------------   -------------   ------------  ---------------- ----------------  ----------------  ---------------
 Bruce E. Ranck......          -0-       $     -0-           660,150        267,250        $  3,630,600      $    137,800
 J. Gregory Muldoon..       61,000         711,900           147,625        138,875              86,700            65,500
 Norman A. Myers.....          -0-             -0-           352,625         66,875           1,377,400            71,700
 Jeffrey E. Curtiss..          -0-             -0-           125,250         30,250             722,600            45,000
 Rufus Wallingford...          -0-             -0-            62,500         32,000             173,300            14,100

----------

(1) Computed based upon the difference between aggregate fair market value and aggregate exercise price at September 30, 1998.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Bruce E. Ranck and Norman A. Myers are each parties to employment agreements with the Company. Their agreements provide for continuously renewing five-year terms until age 65, and continuing year to year thereafter until terminated by the Company or the employee. The agreements also provide for the payment of minimum annual base salaries and for participation by the employee in all Company benefit plans and programs. The current annual salary for Messrs. Ranck and Myers is $800,000 and $534,000, respectively.

     The employment agreements for Messrs. Ranck and Myers include provisions governing part-time status, termination and change in control. If the Company should terminate an agreement other than for cause (as defined in the agreements), or the Company breaches the agreement, or the employee is not elected and serving in his current capacity for the Company, or the employee's duties or responsibilities are materially changed or diminished (without his consent) from his current duties, the agreement may be terminated by either party on a date five years after notice of termination is given. During that ensuing period, the employee would continue his employment on a part-time basis and be available to consult with the Company. Generally, the employee's compensation while on part-time status would be 75 percent of the average of the employee's compensation (including salary and bonus) for the two highest of the three years prior to the employee going on part-time status. In the event that Messrs. Ranck and Myers were terminated without cause during 1999 or if the employee terminated the agreement because of a breach by the Company, his annual compensation on part-time status would be approximately $638,800 and $505,100, respectively, subject to an annual cost-of-living adjustment. As a part-time status employee, he would continue to participate in the Company's benefit plans and programs. The agreement with each employee also provides that he may elect part-time status upon attaining the age of 62, at reduced annual compensation, subject to an annual cost-of-living adjustment, but without any participation in the Company's incentive compensation plans.

     In the event of a change in control of the Company, the employee may elect (within twelve months after the date of the change of control) to receive a lump sum payment equal to three times the employee's average annualized compensation (including salary, bonus and compensation that has been deferred at the election of the employee; however, excluding any stock premium received as deferred compensation) over the five taxable years preceding the tax year in which the change in control occurs. If a change in control were to occur during 1999 and the election to take the change in control payment were made by Messrs. Ranck and Myers, they would receive approximately $2,614,600 and $2,325,100, respectively. The election by the employee to take the change in control payment would be in lieu of other benefits and rights under such employee's agreement, except, generally, amounts payable under pension, insurance and similar plans, reimbursement for legal and other advisory expenses and certain stock option and indemnification rights.

     J. Gregory Muldoon, Jeffrey E. Curtiss and Rufus Wallingford each has an employment agreement with the Company, which has a continuously renewing three-year term until age 65, unless sooner terminated by the parties. The agreements provide for the payment of a minimum annual base salary and for participation by the officers in all Company benefit plans and programs. The current annual salary for Messrs. Muldoon, Curtiss and Wallingford is $534,000, $395,000 and $395,000, respectively. The employment agreements include provisions governing inactive status, termination and change of control. If the Company should terminate the agreements other than for cause (as defined in the agreements), the termination would be effective on the third anniversary of the date of notice of termination (or, if sooner, when the officer reaches age 65), and the officer would go on inactive status on the date of such notice. The officer's compensation while on inactive status would be 75% of the base salary that the officer was earning prior to such notice and the officer would continue to participate in the Company's benefit programs. In the event of a change of control of the Company and if the officer has not been placed on inactive status by the Company or terminated for cause, then he may elect (within sixty (60) days after the date of the change of control) to receive a lump sum payment equal to three times his average annualized compensation (including salary, bonus and compensation that has been deferred at the election of the employee; however, excluding any stock premium received as deferred compensation) over the five taxable years preceding the tax year in which the change of control occurs. If a change of control were to occur during 1999 and Messrs. Muldoon, Curtiss and Wallingford elected to take the change of control payment, they would receive approximately $2,512,900, $1,337,900 and $1,454,600, respectively. Such lump sum payments would terminate all of the officers' rights under their agreements, except, generally, certain indemnification rights and legal expenses.

RETIREMENT AND RESTORATION PLANS

     The Company's defined-benefit retirement plan (the "Plan") covers all employees of the Company located in the United States, except certain employees subject to collective bargaining agreements and certain other employees covered by other plans not made a part of the Plan. Certain employees are also covered by either the BFI Benefit Restoration Plan or the BFI Cash Balance Restoration Plan.

     Generally, the Plan provides that, on December 31 of each year, account balances established for each eligible employee are credited in an amount equal to a percentage of the salary and bonus received by such employee during the period beginning January 1 and ending December 31 of that year. Prior to June 1, 1998, the salary credit of participants under the Plan was equal to 4.5%; however, during fiscal 1998 the Plan was amended to reduce the salary credit to 2% effective June 1, 1998. Currently, the balance in each employee's account earns interest at a rate of 6% per year. The normal retirement age under the Plan is 65 with an early retirement option at age 55 with ten years of vesting service. Benefits under the Plan vest after five years of vesting service.

     The estimated annual benefits payable at age 65 (as a single life annuity) for each named executive officer are as follows: Mr. Ranck, $311,000; Mr. Muldoon, $191,000; Mr. Myers, $327,000; Mr. Curtiss, $36,000; and Mr.
Wallingford, $24,000. The projected age 65 annual benefits are lower than those calculated for the prior year proxy disclosure due to the reduction in pension accruals effective June 1, 1998.

     Currently, the Internal Revenue Code limits the pension from the Plan to $130,000 and limits the annual pay used to calculate pensions to $160,000; these amounts are indexed annually to the changes in Social Security benefits. If the annual pension to any person would be limited by Sections 415 or 401(A)(17) of the Internal Revenue Code, such amounts otherwise payable to the Plan participant pursuant to the Plan may be paid directly to such participant by the Company, depending on whether he is also a participant of either of the BFI Benefit Restoration Plan or the BFI Cash Balance Benefit Restoration Plan. The purpose of the BFI Benefit Restoration Plan is to pay all participants in the plan the full retirement benefit otherwise payable to them but for the benefit limitations imposed by Section 415 and the pay limitation imposed by
Section 401(A)(17) of the Internal Revenue Code. The purpose of the BFI Cash Balance Restoration Plan is to pay all participants in the plan the retirement benefit otherwise payable but for the benefit limitation imposed by Section 401(A)(17) of the Internal Revenue Code.

DIRECTOR COMPENSATION

     In fiscal 1998, non-employee members of the Board of Directors were paid an annual retainer fee of $30,000, $20,000 of which was paid in cash and $10,000 of which was paid in shares of the Company's Common Stock. In addition, non-employee directors may be compensated in varying annual amounts for participation on committees. Employee-directors of the Company do not receive any additional compensation from the Company for their service as directors. Members of the Audit Committee receive $8,000 (Chairman receives $12,000); Compensation Committee members receive $6,000 (Chairman receives $9,000); the non-employee director member of the Executive Committee receives $10,000 (Chairman is an employee-director); and the Corporate Responsibility

Committee, the Directors and Corporate Governance Committee, the Marketing Committee and the Strategic Industry Development Committee members receive $4,000 (Chairman of each committee receives $6,000). An advisory member of the Strategic Industry Development Committee also receives $4,000. In addition, non-employee directors are paid attendance fees of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting.

     Under the Company's Non-Employee Director Stock Plan, each non-employee director is granted a non-qualified option to purchase 5,000 shares of the Company's Common Stock upon his or her initial election or appointment to the Board of Directors. Thereafter, each non-employee director receives an annual option grant for the purchase of 2,500 shares of the Company's Common Stock.

     The Company also has a Deferred Compensation Plan for its directors. Participating directors may elect to defer all or a portion of their director fees that are paid in cash in (i) an unfunded interest bearing account, (ii) a BFI phantom stock account that earns dividend equivalents or (iii) other investment options as offered in the Company's Employee Stock Ownership and Savings Plan. A director may elect to receive cash distributions from his or her account either prior to or following termination of service.

     As part of its corporate charitable giving program, the Company makes cash contributions directly to various charitable organizations, including organizations with which certain directors are affiliated. The Company does not consider these contributions to be compensation to the directors who are affiliated with such organizations. The Company's charitable giving program does not include any "director legacy" donations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 11, 1999, the amount of the Company's Common Stock beneficially owned by each of its directors and nominees for director, each executive officer named in the Summary Compensation Table, and all directors, nominees for director and executive officers as a group:

                                                             SHARES BENEFICIALLY OWNED
                                            -------------------------------------------------------
                                              SOLE VOTING AND        OPTIONS            OTHER          PERCENT
                                                INVESTMENT         EXERCISABLE       BENEFICIAL          OF
                  NAME                           POWER (1)       WITHIN 60 DAYS       OWNERSHIP         CLASS
 --------------------------------------     -----------------  -----------------  -----------------  -----------
 William D. Ruckelshaus................             97,299            66,250            2,472(2)          *
 Bruce E. Ranck........................            110,318           770,900            6,195(2)          *
 J. Gregory Muldoon....................             23,751           172,500            3,977(2)          *
 Norman A. Myers.......................            249,969           356,250            4,683(2)          *
 Jeffrey E. Curtiss....................             47,835           139,125(3)         3,764(2)(4)       *
 Rufus Wallingford.....................             14,959            78,625            6,023(2)          *
 John W. Alden.........................                -0-               -0-              -0-             *
 Gregory D. Brenneman..................                624             3,125              -0-             *
 William T. Butler.....................              4,127            38,750              -0-             *
 Gerald Grinstein......................              1,728            38,750            1,000(5)          *
 Robert J. Herbold.....................                -0-               -0-              -0-             *
 Harry J. Phillips, Sr.................            367,943(6)        402,100            7,419(2)(7)       *
 Joseph L. Roberts, Jr.................              1,627            38,750              -0-             *
 Marc J. Shapiro.......................              4,627            11,250              -0-             *
 Robert M. Teeter......................              3,627(8)         38,750(8)           -0-             *
 Marina v.N. Whitman...................              3,627            38,750              -0-             *
 All Executive Officers, Nominees for
   Director and Directors as a Group
   (20 persons)........................            972,314         2,558,950           44,643            2.1%

----------

 *  Less than one percent

(1) Includes restricted shares of the Company's Common Stock. The holder has sole voting power and no investment power until such restricted shares vest. After vesting, the holder has sole investment and voting powers.

(2) Represents shares allocated to the employee through participation in the Company's Employee Stock Ownership and Savings Plan, according to the latest statement for said plan. Such shares can be voted by each employee, and each employee has investment authority over the shares held in the employee's account in such plan, except for shares acquired with Company matching contributions. In the case of a tender offer, the trustee shall tender or not tender shares as directed by each participant.

(3) Excludes options to purchase 15,000 shares of Common Stock which were transferred by Mr. Curtiss to family trusts for which he is not trustee and disclaims beneficial ownership therein.

(4) Includes 2,000 shares held by spouse in which Mr. Curtiss claims an indirect ownership.

(5)  Shares held jointly with spouse.

(6) Includes 292,334 shares held by a limited partnership of which Mr. Phillips is sole general partner.

(7) Includes 877 shares held by spouse in which Mr. Phillips claims an indirect ownership.

(8) All shares held in a trust of which Mr. Teeter serves as the trustee, except for 330 restricted shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information concerning each person known by the Company to own beneficially more than five percent of the outstanding voting shares of the Company's Common Stock:

                                                         SHARES
                     NAME OF                         BENEFICIALLY    PERCENT OF
                BENEFICIAL OWNER                         OWNED         CLASS
------------------------------------------------    --------------     -----
Fidelity Management and Research Corporation....     11,005,705 (1)      7%
  87 Devonshire Street
  Boston, Massachusetts 02109-3605
Capital Research and Management Company.........     16,132,500 (2)     10%
  333 South Hope Street
  Los Angeles, California 90071-1447

----------

(1) Information is based on a Form 13F-E for September 30, 1998.

(2) Information is based on a Form 13-F for September 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company stock option agreements allow the Company to purchase shares of Company Common Stock that are received by officers and directors in connection with the exercise of stock options. All such purchases are based on the closing sales price of the Company's Common Stock on the last trading day preceding the date of exercise. On December 3, 1998, the Company purchased 30,000 shares at $30.1875 per share from Mr. Myers in connection with an exercise of a stock option that was expiring on December 6, 1998.

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


                                            BROWNING-FERRIS INDUSTRIES, INC.
                                                      (Registrant)


DATE: January 11, 1999                By:           /s/ Bruce E. Ranck
                                            -----------------------------------
                                                      Bruce E. Ranck
                                                President, Chief Executive
                                                   Officer and Director