Form 10-Q
period 1998-12-31
BROWNING FERRIS INDUSTRIES INC
filed 1999-02-12
CIK 14827

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR


 [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                                       74-1673682
 -------------------------------------------------               -------------------------------------------------
  (State or other jurisdiction of incorporation                        (I.R.S. Employer Identification No.)
                 or organization)

                 757 N. Eldridge                                                      77079
                  Houston, Texas
 -------------------------------------------------               -------------------------------------------------
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

Indicate the number of shares outstanding of the issuer's common stock, as of February 10, 1999: 158,136,495.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                   (In Thousands Except for Per Share Amounts)

---------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                                  December 31,
                                                           ----------------------------
                                                               1998        1997
---------------------------------------------------------------------------------------

Revenues                                                   $ 1,050,727     $ 1,344,742
Cost of operations                                             670,074         878,413
Selling, general and administrative
  expense                                                      128,511         164,272
Depreciation and amortization expense                          101,744         129,293
Special credits, net                                              --            (2,557)
                                                           -----------     -----------

Income from operations                                         150,398         175,321
Interest, net                                                   29,691          35,619
Equity in earnings of unconsolidated
  affiliates                                                    (8,712)        (10,089)
                                                           -----------     -----------

Income before income taxes, minority
  interest and cumulative effect
  of change in accounting principle                            129,419         149,791
Income taxes                                                    49,998          59,916
Minority interest in
  income of consolidated
  subsidiaries                                                   1,207           3,117
                                                           -----------     -----------
Income before cumulative effect of
  change in accounting principle                                78,214          86,758

Cumulative effect of change in
  accounting principle, net of income
  tax benefit of $7,411                                           --            13,763
                                                           -----------     -----------

Net income                                                 $    78,214     $    72,995
                                                           ===========     ===========


(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                   (In Thousands Except for Per Share Amounts)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                         1998        1997
--------------------------------------------------------------------------------

Earnings per share:
  Basic -
    Income before cumulative effect of
      change in accounting principle                  $    .486    $    .454
    Cumulative effect of change in
      accounting principle                                 --          (.072)
                                                      ---------    ---------
    Net income                                        $    .486    $    .382
                                                      =========    =========
  Diluted -
    Income before cumulative effect of
      change in accounting principle                  $    .483    $    .452
    Cumulative effect of change in
      accounting principle                                 --          (.072)
                                                      ---------    ---------
    Net income                                        $    .483    $    .380
                                                      =========    =========
Number of common shares used in computing
  earnings per share:

  Basic                                                 160,973      190,911
                                                      =========    =========

  Diluted                                               161,947      192,282
                                                      =========    =========

Cash dividends per common share                       $     .19    $     .19
                                                      =========    =========



The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


---------------------------------------------------------------------------
                                              December 31,   September 30,
                                                  1998            1998
                                              (Unaudited)
---------------------------------------------------------------------------
                                                    (In Thousands)
CURRENT ASSETS:
  Cash                                         $    59,888    $    89,893
  Short-term investments                             2,269          5,812
  Receivables -
    Trade, net of allowances for doubtful
      accounts of $25,629 and $22,072              613,469        603,331
    Other                                           17,443         16,205
  Inventories                                       21,339         21,035
  Deferred income taxes                             88,846         99,695
  Prepayments and other                             48,080        101,696
                                               -----------    -----------
    Total current assets                           851,334        937,667
                                               -----------    -----------
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and amortization
  of $2,203,115 and $2,223,913                   2,817,466      2,812,221
                                               -----------    -----------
OTHER ASSETS:
  Cost over fair value of net tangible
    assets of acquired businesses,
    net of accumulated amortization of
    $87,369 and $83,050                            602,375        592,946
  Other intangible assets, net of
    accumulated amortization of $84,867
    and $81,959                                     74,224         70,594
  Deferred income taxes                             23,589         24,588
  Investments in unconsolidated affiliates         514,718        512,964
  Other                                             48,118         48,501
                                               -----------    -----------
    Total other assets                           1,263,024      1,249,593
                                               -----------    -----------
    Total assets                               $ 4,931,824    $ 4,999,481
                                               ===========    ===========



The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------
                                                               December 31,      September 30,
                                                                  1998               1998
                                                               (Unaudited)
-------------------------------------------------------------------------------------------------
                                                         (In Thousands Except for Share Amounts)

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                                               $     9,070     $     9,241
  Accounts payable                                                   313,189         354,916
  Accrued liabilities -
    Salaries and wages                                                53,609          83,199
    Taxes, other than income                                          28,102          31,238
    Other                                                            313,326         332,221
  Income taxes                                                        31,854           9,076
  Deferred revenues                                                  174,217         175,615
                                                                 -----------     -----------
    Total current liabilities                                        923,367         995,506
                                                                 -----------     -----------
LONG-TERM DEBT, net of current portion                             1,838,544       1,792,863
                                                                 -----------     -----------
OTHER LIABILITIES:
  Accrued environmental and landfill costs                           375,201         392,853
  Deferred income taxes                                              216,188         210,511
  Other                                                              195,456         194,290
                                                                 -----------     -----------
    Total other liabilities                                          786,845         797,654
                                                                 -----------     -----------
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.16 2/3 par; 400,000,000
    shares authorized; 208,691,950 and
    208,310,631 shares issued                                         34,789          34,725
  Additional paid-in capital                                       1,642,603       1,631,236
  Retained earnings                                                1,438,657       1,390,797
  Accumulated other comprehensive income (loss)                      (21,712)        (22,312)
  Treasury stock, 48,931,328 and 46,008,054
    shares, at cost                                               (1,711,269)     (1,620,988)
                                                                 -----------     -----------
    Total common stockholders' equity                              1,383,068       1,413,458
                                                                 -----------     -----------
    Total liabilities and common
      stockholders' equity                                       $ 4,931,824     $ 4,999,481
                                                                 ===========     ===========


The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)


------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  December 31,
                                                           -------------------------
                                                               1998       1997
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  78,214     $  72,995
                                                           ---------     ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization -
      Property and equipment                                  94,019       114,022
      Goodwill                                                 4,311        10,062
      Other intangible assets                                  3,414         5,209
    Special credits, net                                        --          (2,557)
    Cumulative effect of change in accounting
      principle                                                 --          13,763
    Deferred income tax expense                               16,819        11,983
    Amortization of deferred investment tax credit              (177)         (177)
    Provision for losses on accounts receivable                5,995         7,511
    Gains on sales of fixed assets                            (2,176)         (504)
    Equity in earnings of unconsolidated  affiliates,
     net of dividends received                                19,185        11,256
    Minority interest in income of consolidated
     subsidiaries, net of dividends paid                         962         2,297
    Increase (decrease) in cash from changes in
      assets and liabilities excluding effects
      of acquisitions and divestitures -
        Trade receivables                                    (16,555)       (9,203)
        Inventories                                             (293)       (4,180)
        Other assets                                          48,466        81,433
        Other liabilities                                    (68,106)     (120,479)
                                                           ---------     ---------
    Total adjustments                                        105,864       120,436
                                                           ---------     ---------
   Net cash provided by operating activities                 184,078       193,431
                                                           ---------     ---------

(Continued on following page)

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

-----------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                       December 31,
                                                                -------------------------
                                                                   1998          1997
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (131,579)     (108,707)
   Payments for businesses acquired                               (11,100)       (1,022)
   Proceeds from businesses divested                                4,075        15,240
   Investments in unconsolidated affiliates                       (29,009)      (29,740)
   Proceeds from disposition of assets                             14,973         9,086
   Purchases of short-term investments                               --          (9,519)
   Sales of short-term investments                                  3,543          --
   Return of investment in unconsolidated affiliates                7,338        17,672
                                                                ---------     ---------
   Net cash used in investing activities                         (141,759)     (106,990)
                                                                ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                           3,353        16,668
  Proceeds from issuances of indebtedness                          49,273       664,397
  Repayments of indebtedness                                       (3,342)      (61,987)
  Repurchases of common stock                                     (90,668)     (659,391)
  Dividends paid                                                  (30,941)      (38,919)
                                                                ---------     ---------
  Net cash used in financing activities                           (72,325)      (79,232)
                                                                ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES                                         1          (356)
                                                                ---------     ---------
NET INCREASE (DECREASE) IN CASH                                   (30,005)        6,853
CASH AT BEGINNING OF PERIOD                                        89,893        78,746
                                                                ---------     ---------
CASH AT END OF PERIOD                                           $  59,888     $  85,599
                                                                =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest, net of capitalized amounts                          $  19,960     $  26,926
  Income taxes                                                  $  13,065     $  12,731


The accompanying notes are an integral part of these financial statements.

                BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

    (1)  Basis of Presentation -

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 as filed with the Securities and Exchange Commission.

         Certain reclassifications have been made in prior year financial statements to conform to the fiscal year 1999 presentation.

    (2)  Earnings Per Share -

         The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share (in thousands):

                                                            Three Months Ended
                                                                December 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Common shares outstanding, end of period                    159,761     195,143
Less - Shares held in the Stock and
  Employee Benefit Trust                                       --        (6,545)
                                                           --------    --------
Common shares outstanding for purposes of
  computing earnings per share, end of period               159,761     188,598
Effect of using weighted average common
  shares outstanding                                          1,212       2,313
                                                           --------    --------
Shares used in computing earnings per
  share - basic                                             160,973     190,911
Effect of shares issuable under stock option
  plans based on the treasury stock method                      974       1,371
                                                           --------    --------
Shares used in computing earnings
  per share - diluted                                       161,947     192,282
                                                           ========    ========

         Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") were not considered to be outstanding in the computation of common shares outstanding until shares were utilized at the Company's option for the purposes for which the Trust was established. All remaining shares in the Trust were fully utilized during the third quarter of fiscal 1998 and, as a result, the Trust has been terminated.

         Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase
    3.0 million shares of common stock at prices ranging from $31.56 to $43.38 per share were outstanding during the first three months of fiscal 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computation for the period presented prior to their settlement in June 1998.

    (3)  Comprehensive Income -

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting of Comprehensive Income" was issued establishing standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. The Company has adopted SFAS No. 130 effective October 1, 1998. For the three months ended December 31, 1998 and 1997, the only component of other comprehensive income (loss) was foreign currency translation.

    (4)  Sale of Operations Outside North America -

         On March 31, 1998, the Company sold substantially all of its operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. The Company reported an estimated gain of $17.9 million as a special credit in the second quarter of fiscal 1998.

         The Company's consolidated results of operations on an unaudited pro forma basis for the three-month period ended December 31, 1997, as though the sale of the operations outside North America had occurred on October 1, 1997 are as follows (in thousands, except per share amounts):

                                                             Three Months Ended
                                                              December 31, 1997
                                                            ------------------

        Pro forma revenues                                      $ 1,019,471

        Pro forma income before cumulative effect
          of change in accounting principle                          81,416

        Pro forma earnings per share -
          Basic                                                 $       .43
          Diluted                                               $       .42

         These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the sale of the international operations been consummated on October 1, 1997, nor should they be viewed as indicative of future results of operations. In addition, these pro forma amounts give no effect to earnings from the Company's equity investment in SITA on a pro forma basis for the period prior to consummation of the sale of the international operations. Had any such estimated earnings from the

    Company's investment in SITA been considered in the Company pro forma results of operations presented above, management believes that pro forma earnings per share amounts would reflect significantly less dilution when compared with the related historical earnings per share amounts.

    (5)  Cumulative Effect of Change in Accounting Principle -

         On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.072 per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

    (6)  Business Combinations -

         During the current fiscal year, the Company paid approximately $20.1 million (including additional amounts payable, principally to former owners, of $1.5 million and the issuance of 224,120 shares of the Company's common stock valued at $7.5 million) to acquire 20 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded other liabilities of $0.9 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

         During the prior fiscal year, the Company paid approximately $25.5 million (including additional amounts payable, principally to former owners, of $0.7 million and the issuance of 7,089 shares of the Company's common stock valued at $0.2 million) to acquire 30 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $0.2 million and other liabilities of $1.5 million. The results of these business combinations were not material to the Company's consolidated results of operations or financial position.

         The results of all businesses acquired in fiscal years 1999 and 1998 have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed in connection with the Company's acquisitions have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

   (7)  Long-Term Debt -

        Long-term debt at December 31, 1998 and September 30, 1998, was as follows (in thousands):

                                                  December 31,   September 30,
                                                      1998           1998
                                                  ------------   -------------

   Senior indebtedness:
     6.10% Senior Notes, net of
       unamortized discount of $928
       and $986                                    $  155,761      $  155,703
     6.375% Senior Notes, net of
       unamortized discount of $1,323
       and $1,360                                     159,877         159,840
     7 7/8% Senior Notes, net of
       unamortized discount of $162
       and $169                                        69,339          69,332
     7.40% Debentures, net of
       unamortized discount of
       $1,708 and $1,720                              358,292         358,280
     9 1/4% Debentures                                 99,500          99,500
     Solid waste revenue bond
       obligations                                    220,062         220,044
     Other notes payable                               44,328          46,790
                                                   ----------      ----------
                                                    1,107,159       1,109,489
     Commercial paper and short-term
       facilities to be refinanced                    740,455         692,615
                                                   ----------      ----------
     Total long-term debt                           1,847,614       1,802,104
     Less current portion                               9,070           9,241
                                                   ----------      ----------
     Long-term debt, net of current
       portion                                     $1,838,544      $1,792,863
                                                   ==========      ==========

        It is the Company's intention to refinance certain outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary of such outstanding borrowings classified as long-term debt as of December 31, 1998 and September 30, 1998 is as follows (amounts in thousands):

                                          December 31,    September 30,
                                              1998            1998
                                          ------------    -------------

                United States -
                  Commercial paper         $ 639,284         $ 590,676
                  Other                      101,171           101,939
                                           ---------         ---------
                                           $ 740,455         $ 692,615
                                           =========         =========

        As of December 31, 1998, distributions from retained earnings could not exceed $137 million under the most restrictive of the Company's net worth maintenance requirements.

   (8)  Commitments and Contingencies -

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   FORWARD-LOOKING STATEMENTS

        The following discussion and analysis of the Company's operations, financial performance and results includes statements that are not historical facts. Such statements are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) based on the Company's expectations and as such, these statements are subject to uncertainty and risk. These statements should be read in conjunction with the "Regulation", "Competition" and "Waste Disposal Risk Factors" sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998 ("the Form 10-K"), which describe many of the external factors that could cause the Company's actual results to differ materially from the Company's expectations. The Company's Form 10-K is on file with the U.S. Securities and Exchange Commission, a copy of which is available without charge upon written request to: Browning-Ferris Industries, Inc., P.O. Box 3151, Houston, Texas 77253, Attention: Assistant Corporate Secretary.

   RESULTS OF OPERATIONS

        Net income for the three months ended December 31, 1998, was $78.2 million ($.48 diluted earnings per share), on consolidated revenues of $1.051 billion. These results compare with net income before special credits and the cumulative effect of a change in accounting principle for the first three months of fiscal 1998 of $85.2 million ($.44 diluted earnings per share) on consolidated revenues of $1.345 billion. The per share increase from the comparable prior year period of $.04 represents a 9% increase in per share results. After special credits and the effect of the accounting change, net income for the first three months of fiscal 1998 was $73.0 million ($.380 per diluted share). Current year earnings per share amounts were affected favorably by the reduction in outstanding common shares under the Company's common stock repurchase initiative, offset to some extent by higher interest expense experienced as a result of these stock repurchases.

        The results for the first three months of fiscal 1999 were affected significantly by the sale of substantially all of the Company's operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. The transaction was completed in March 1998. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA.

        The fiscal 1999 first quarter results reflected increased revenue growth, excluding the impact of divestitures, from the first quarter of last year despite a significant decline in recycling commodity prices between the periods. The current quarter results were also favorably affected by reduced cost of operations and selling, general and administrative ("SG&A") expense under the Company's cost reduction program, announced in May 1998. Under this program, the Company is continuing to pursue field facility and functional consolidation and other actions, which are intended to further reduce operating and SG&A expenses. The Company benefited from almost $22 million of cost savings under this program in the first quarter of fiscal 1999 as compared with the same period last year. Additional savings from changes made to employee health care benefits commenced in January 1999. These savings will affect both costs of operations and SG&A expense. The Company continues to believe that the $80 million in annualized cost reductions for fiscal 1999, targeted when the program was initiated in May 1998, is achievable.

        The results for the first quarter of fiscal 1999 were unfavorably affected by increased SG&A expense, including staffing, and depreciation expense associated with the implementation of the Company's new SAP software system in January 1998 and the continued support of certain existing software systems not yet replaced. When the SAP system was implemented, the Company expected to realize benefits in purchasing costs and in its accounting and administrative support areas as certain modules were installed in the field operations in fiscal 1998. The Company is incurring the higher costs of the new system, approximately $8 million in the first quarter of fiscal 1999 over the same period of last year, but is not yet realizing the expected benefits. The implementation of the second phase of the SAP system continues to be delayed as the Company focuses on the resolution of issues related to the phase already implemented, including the modification of a number of business processes. Modest benefits are expected to be realized in the last half of fiscal 1999.

        The Strategic Industry Development Committee of the Company's Board of Directors, together with management, have engaged a consulting firm to conduct a comprehensive review of the Company's cost structure at both corporate headquarters and throughout field operations. The review, which began in early January and is expected to be completed in the third quarter of fiscal 1999, is focused upon the following six areas:

   1. SAP - determining how the Company can best achieve the benefits from the new SAP software system that justify the substantial investment of approximately $130 million.

   2. Fleet management - optimizing the purchasing and maintenance practices related to the Company's trucks and other transportation equipment.

   3. Sourcing - determining how best to use the Company's size to leverage its purchasing practices in other areas in addition to fleet management.

   4. Business model - reviewing the Company's organizational model to determine whether it is optimal for accomplishing the Company's objectives.

   5. Field operations - assisting in benchmarking more effectively, both internally and against competitors.

   6. Change management - determining how the Company can execute change more effectively.

   Although no conclusions have been drawn and no recommendations have been made by the consulting firm, their recommendations, along with any modifications made by management and the Board of Directors, will be the foundation of the next phase of cost reduction activities at the Company.

        The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are return on asset information and ratios of earnings to fixed charges.

                                        Three Months Ended
                                        -------------------    Year Ended
                                        12/31/98   12/31/97      9/30/98
                                        --------   --------    ----------

   Profitability margins:
     Income from operations before
       special credits                    14.3%      12.8%        13.2%
     Income from operations               14.3%      13.0%        13.6%
     Income before income taxes,
       minority interest, extraordinary
       items and cumulative effects of
       changes in accounting principles   12.3%      11.1%        12.4%
     Net income before special credits,
       extraordinary items and cumulative
       effects of changes in accounting
       principles                          7.4%       6.3%         7.1%
     Net income                            7.4%       5.4%         7.1%

   Other Financial Information:
     Return on Gross Assets -
       Year-to-date basis                 3.37%      3.11%        13.5% (1)
       Annualized basis                  13.47%     12.43%        13.5% (1)
     Ratio of earnings to fixed
       charges before special credits      3.64       3.52         3.71
     Ratio of earnings to fixed charges    3.64       3.58         3.81

   ------------
   (1) Excludes severance costs of $3.1 million, after tax, incurred in the third quarter of fiscal 1998.

         All of the profitability margins presented above show improvement for the three months ended December 31, 1998 compared with the same period of the prior year. Profitability margins in the first three months of fiscal 1999 were affected favorably by the divestiture of the Company's international operations in March 1998. Increased landfill volumes and cost reduction efforts were also key drivers of improved margin performance. Expenses included in cost of operations and SG&A expense were reduced almost $22 million in the first quarter of fiscal 1999 compared with the same period last year due to actions taken under the Company's cost reduction program that was announced in May 1998. These cost reduction benefits were offset partially by increased expenses of approximately $8 million associated with the implementation of the Company's new SAP software system in January 1998 and the continued support of certain existing software systems not yet replaced. Profitability in the recycling business was affected negatively in the current year first quarter compared with the same period last year by lower weighted average commodity prices. The weighted average market prices for recycling commodities in North

   America, principally corrugated, office paper and newspaper, declined to approximately $56 per ton in the first quarter of the current year from approximately $74 per ton in the comparable period last year.

        The Company's goals and actions in fiscal 1999 continue to align the Company's performance with its stockholders' interests. The fiscal 1999 milestones compared with actual performance for the first quarter of fiscal year 1999 are as follows:

                                   Fiscal    First Three     Fiscal
                                    1999      Months of       1998
                                 Milestone   Fiscal 1999     Actual
                                 ---------   -----------     ------
   SG&A as a percent of
     revenues                      12.2%        12.2%        12.4% (1)
   Operating profit margin         14.7%        14.3%        13.3% (1)(2)
   Revenue growth (3)               3.5%         5.2%         2.1%
   Return on Gross Assets -
     Year-to-date basis                         3.37%
     Annualized basis (1)          13.8%       13.47%        13.5% (1)

   ------------

         (1) Excluding severance costs of $5.2 million ($3.1 million, after tax) incurred in the third quarter of fiscal 1998.

         (2)  Excluding special credits, net.

         (3) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange; in fiscal 1999, also excludes the effects of buy/sell agreements.

   The results for the first quarter reflect solid progress towards achievement of the milestone goals which the Company is committed to exceeding in fiscal 1999.

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

         Operating cash flow - the sum of (i) net income before extraordinary items and cumulative effects of changes in accounting principles, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal years 1996 and 1997). Special credits have also been excluded for purposes of this computation.

         Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $42 million and $33 million at December 31, 1998, and September 30, 1998, respectively) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) noncurrent accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $307 million at December 31, 1998) and (iii) deferred income tax liabilities.

        Gross assets in the ROGA computations for the first three months of a fiscal year is the average of the applicable beginning of year and end of first quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period.

        Total assets decreased slightly from $5.00 billion at September 30, 1998 to $4.93 billion at December 31, 1998. Average gross assets were approximately $5.91 billion in the computation of ROGA. Gross assets at December 31, 1998 were $5.91 billion compared with $5.90 billion at September 30, 1998.

        EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $252 million for the first three months of fiscal 1999 as compared with $302 million for the first three months of last year. The current year decline in EBITDA is principally attributable to the Company's divestiture of its international operations in March 1998. North American EBITDA was $243 million for the first quarter of fiscal 1998. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

        Due to the sale of substantially all of the Company's international operations to SITA in March 1998, supplemental information comparing operating results of the prior year first quarter for North America and the total Company with the operating results for the first quarter of fiscal 1999 is presented below.

                                      Three Months Ended December 31,
                                  ----------------------------------------
                                                          1997
                                                 -------------------------
                                                    North         Total
                                      1998         America       Company
                                   ----------    ----------     ----------
                                               (in thousands)
   Revenues                       $ 1,050,727    $ 1,017,680    $ 1,344,742
   Cost of operations                 670,074        646,599        878,413
   Selling, general and
     administrative expense           128,511        128,232        164,272
   Depreciation and amortization
     expense                          101,744         98,975        129,293
   Special credits, net                    --         (2,557)        (2,557)
                                  -----------    -----------    -----------
   Income from operations         $   150,398    $   146,431    $   175,321
                                  ===========    ===========    ===========

   Revenues -

        Revenues for the three months ended December 31, 1998, were $1.05 billion, a 21.9% decrease from the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                          Three Months Ended
                                        ----------------------     %
                                         12/31/98    12/31/97    Change
                                        ----------  ----------  --------
   North American Operations
    (including Canada) -
     Collection Services -
       Solid Waste                      $   714,930  $   683,249    4.6 %
     Transfer and Disposal -
       Solid Waste
         Unaffiliated customers             147,779      130,383   13.3 %
         Affiliated companies               147,410      130,252   13.2 %
                                        -----------  -----------
                                            295,189      260,635   13.3 %
     Recycling Services                     108,374      124,213  (12.8)%
     Medical Waste Services                  50,671       49,148    3.1 %
     Services Group and Other                28,973       30,687   (5.6)%
     Elimination of affiliated
       companies' revenues                 (147,410)    (130,252)  13.2 %
                                        -----------  -----------
     Total North American Operations      1,050,727    1,017,680    3.2 %

   International Operations                      --      327,062 (100.0)%
                                        -----------  -----------
     Total Company                      $ 1,050,727  $ 1,344,742  (21.9)%
                                        ===========  ===========

        As the table below reflects, lower revenues for the three months ended December 31, 1998, were due principally to the decline related to the divestiture of business operations. The reduction due to the sale of the Company's international operations accounted for 94% of the decline due to divestitures.

                                                Changes in Revenue for
                                                  Three Months Ended
                                                     December 31,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------

        Price                                    (0.4)%         0.8 %
        Volume                                    4.4          (1.2)
        Acquisitions                              1.3           1.5
        Divestitures                            (27.1)         (8.0)
        Foreign currency translation             (0.1)         (3.2)
                                                -----         -----
          Total Percentage Change               (21.9)%       (10.1)%
                                                =====         =====

        In addition to divestitures, revenues declined due to price, driven by the decline in the weighted average market price of recycling commodities from $74 per ton in the first quarter of fiscal 1998 to $56 per ton in fiscal 1999. This decline in revenues due to price in the recycling business was offset largely by improved pricing in all other business operations of the Company. The increase in revenues due to volume resulted from increased volumes in the Company's collection and landfill business and in recycling. Increased volumes are the result of strong new business activity in a continuing strong economy and increased sales by the Company's national accounts organization, driven by increased demand by national and regional customers for a single waste services company capable of handling their needs from a centralized location. Additional growth in revenues was attributable to acquisitions consummated since the first quarter of last year.

        In order to achieve greater internal revenue growth, the Company named marketplace revenue managers during the second and third quarters of fiscal 1998 and redeployed 175 additional outside sales personnel in various markets, as deemed appropriate, in order to generate additional new business. The Company also has implemented more aggressive price increases in certain customer segments and marketplaces and is competitively pricing business in general business and small container government contract work to maintain route density. The Company has also continued to exercise pricing discipline on municipal contracts. Although the Company lost more of this work during fiscal 1998 than contemplated, in fiscal 1999 the Company has fewer municipal contracts to be rebid and has seen an improvement in the municipal contract pricing environment overall. Lastly, the Company continues to pursue additional third party volumes via reciprocal waste disposal agreements with other companies.

   Cost of Operations -

         Cost of operations, which excludes depreciation and amortization expense, decreased $208 million or 23.7% for the first three months of fiscal 1999, compared with the same period of the prior year. This decrease in cost of operations is attributable to the sale of the Company's international operations in March 1998 and the Company's cost reduction program implemented in May 1998. As a result of the cost reduction program, the Company has reduced its costs through facility and functional consolidations, closures of operating facilities, reduced employee benefits and, where appropriate, after careful review, a reduction in supervisory and administrative support personnel. These decreases in cost of operations were offset partially by increased costs associated with acquisitions and volume growth, principally in the core collection and transfer and disposal businesses.

   Selling, General and Administrative Expense -

        SG&A expense, which excludes depreciation and amortization expense, decreased $36 million for the first three months of fiscal 1999, a decrease of 21.8% from the same period last year. The decrease in SG&A expense was driven largely by the impact of the sale of international operations in March 1998 and the Company's cost reduction program implemented in May 1998. This decrease was offset partially by an increase in SG&A expense due to acquisitions and volume growth and an increase of approximately $5 million related to implementation of the Company's new SAP software system and the continued support of certain existing systems not yet replaced.

   Depreciation and Amortization Expense -

        Depreciation and amortization expense decreased $28 million for the first three months of fiscal 1999, a decrease of 21.3% from the same period last year. The decrease in depreciation and amortization expense was driven principally by the impact of the sale of international operations in March 1998. Depreciation and amortization expense in North America was favorably affected in the current year as a result of the Company's concerted efforts to improve compaction at its landfills throughout North America. The Company has utilized larger compactors and employed best operating practices during the past two years, and confirmed actual improved compaction experience at its landfills during the first quarter of fiscal 1999 through review of data obtained from routine annual flyovers. The increased compaction supports lower unit of production amortization rates in the first quarter and into the future. The reduction in landfill depreciation and amortization expense was more than offset by increased depreciation and amortization expense related to implementation of the Company's new SAP software system in January 1998 and depreciation of leased equipment purchased in the fourth quarter of fiscal 1998.

   Net Interest Expense -

        Net interest expense decreased $5.9 million or 16.6% for the first three months of fiscal 1999 compared with the same period of the prior year as a result of the decrease in average debt outstanding between the periods. The decrease was driven principally by the reduction in debt as a result of the sale of the Company's international operations in March 1998. The increase in debt as a result of the Company's common stock repurchase program which commenced in the first quarter of fiscal 1998 was largely offset by the utilization of cash proceeds of $950 million from the sale of the Company's international operations in March 1998 and cash proceeds of $409.7 million received in exchange for approximately 11.5 million shares of the Company's common stock in June 1998.

   Equity in Earnings of Unconsolidated Affiliates -

        Equity in earnings of unconsolidated affiliates decreased $1.4 million between the periods primarily due to the significantly reduced volumes at an Illinois landfill, operated by a 50%-owned affiliate of the Company, which is scheduled to close during 1999. The reduction in equity in earnings of unconsolidated foreign affiliates as a result of the sale of the Company's international operations in March 1998 was largely offset by equity in earnings of SITA of approximately $3.2 million.

   Minority Interest in Income of Consolidated Subsidiaries -

        The decrease in minority interest in income of consolidated subsidiaries for the first three months of fiscal 1999 compared with the same period of last year was due to the sale of the Company's international operations in March 1998.

   Cumulative Effect of Change in Accounting Principle -

        On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its current SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.072 per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

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

   LIQUIDITY AND CAPITAL RESOURCES

       The Company had a working capital deficit of $57.8 million at September 30, 1998, compared with a deficit of $72.0 million at December 31, 1998. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

        During the first quarter of fiscal 1999, the Company had repurchased an additional 2.9 million shares of its common stock at a cost of approximately $91 million. As of December 31, 1998, approximately $155 million remains to be repurchased under the authorized $2.25 billion common stock repurchase program.

        Long-term indebtedness including the current portion of long-term debt as a percentage of total capitalization was 57% as of December 31, 1998 and 56% at September 30, 1998.

        On January 15, 1999, the Company issued $250 million of Market Value Put Securities ("MVPs"). The MVPs bear interest at 6.08% and are subject to a mandatory put on January 18, 2000. First Chicago Capital Markets, Inc. holds an option to remarket the MVPs on that date for an additional two year term. Proceeds from the MVPs were used to repay a portion of the Company's commercial paper balances.

        The capital appropriations budget for fiscal 1999 was established at $600 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. This is a slight increase from the $560 million level of capital expenditures in fiscal 1998 and is reflective of the continued emphasis on internal rather than external growth. Capital expenditures through December 31, 1998 were approximately $158 million, including acquisitions.

        As of December 31, 1998, there have been no significant changes in balance sheet caption amounts compared with September 30, 1998, and there have been no material changes in the Company's financial condition from that reported at September 30, 1998, except as disclosed herein.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

         27.  Financial Data Schedule.

(b)      Reports on Form 8-K:

         A Report on Form 8-K/A was filed on December 23, 1998 whereby the Company amended Item 7(b) "Pro Forma Financial Information" of its Form 8-K dated March 31, 1998, relating to the divestiture of the Company's operations outside North America to SITA, a Paris-based waste services company, and certain common stock repurchases pursuant to the Company's common stock buyback program.

         A Report on Form 8-K dated January 12, 1999 was filed pursuant to "Item
         7. Financial Statements and Exhibits", whereby the Company filed certain exhibits required in connection with the Company's offering of 6.08% Market Value Put securities, which closed on January 15, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    BROWNING-FERRIS INDUSTRIES, INC.
                                                (Company)

                                           /s/ Bruce E. Ranck
                                ---------------------------------------------
                                             Bruce E. Ranck
                                              President and
                                         Chief Executive Officer


                                         /s/ Jeffrey E. Curtiss
                                ---------------------------------------------
                                           Jeffrey E. Curtiss
                                        Senior Vice President and
                                         Chief Financial Officer


Date:  February 12, 1999

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

   12.    Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris
          Industries, Inc. and Subsidiaries.

   27.    Financial Data Schedule.