Form 10-Q
period 1999-03-31
BROWNING FERRIS INDUSTRIES INC
filed 1999-05-14
CIK 14827

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ___________

Commission file number 1-6805

                        BROWNING-FERRIS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    74-1673682
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            757 N. Eldridge
            Houston, Texas                                77079
----------------------------------------                ----------
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

Indicate the number of shares outstanding of the issuer's common stock, as of May 12, 1999: 156,872,528.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                  (In Thousands Except for Per Share Amounts)
-------------------------------------------------------------------------------

                                                   Three Months Ended                      Six Months Ended
                                                        March 31,                              March 31,
                                             -------------------------------         -------------------------------
                                                1999                1998                1999                1998
                                             -----------         -----------         -----------         -----------
 Revenues                                    $ 1,027,896         $ 1,305,717         $ 2,078,623         $ 2,650,459
 Cost of operations                              644,554             856,862           1,314,628           1,735,275
 Selling, general and
   administrative expense                        132,659             157,344             261,170             321,616
 Depreciation and amortization
   expense                                       102,769             129,349             204,513             258,642
 Special charges (credits), net                   19,183             (18,907)             19,183             (21,464)
                                             -----------         -----------         -----------         -----------

 Income from operations                          128,731             181,069             279,129             356,390
 Interest, net                                    30,049              36,623              59,740              72,242
 Equity in earnings of
   unconsolidated affiliates                     (10,967)            (15,005)            (19,679)            (25,094)
                                             -----------         -----------         -----------         -----------
 Income before income taxes, minority
   interest, extraordinary item and
   cumulative effects of changes in
   accounting principles                         109,649             159,451             239,068             309,242
 Income taxes                                     47,773              63,781              97,771             123,697
 Minority interest in income of
   consolidated subsidiaries                       1,314               2,327               2,521               5,444
                                             -----------         -----------         -----------         -----------
 Income before extraordinary
   item and cumulative effects
   of changes in accounting
   principles                                     60,562              93,343             138,776             180,101
 Extraordinary loss on redemption
   of debt of unconsolidated
   affiliate, net of income tax
   benefit of $538                                    --                 999                  --                 999
 Cumulative effects of changes in
   accounting principles, net of
   income tax expense of $2,800
   and benefit of $4,611                              --              (4,200)                 --               9,563
                                             -----------         -----------         -----------         -----------
 Net income                                  $    60,562         $    96,544         $   138,776         $   169,539
                                             ===========         ===========         ===========         ===========

(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                  (In Thousands Except for Per Share Amounts)
-------------------------------------------------------------------------------

                                                   Three Months Ended                        Six Months Ended
                                                        March 31,                                March 31,
                                             --------------------------------         --------------------------------
                                                 1999                1998                 1999                1998
                                             ------------        ------------         ------------        ------------
 Earnings per share:
   Basic -
     Income before extraordinary
       item and cumulative effects
       of changes in accounting
       principles                            $       .384        $       .504         $       .870        $       .957
     Extraordinary item                                --               (.005)                  --               (.005)
     Cumulative effects of changes
       in accounting principles                        --                .022                   --               (.051)
                                             ------------        ------------         ------------        ------------
     Net income                              $       .384        $       .521         $       .870        $       .901
                                             ============        ============         ============        ============
   Diluted -
     Income before extraordinary
       item and cumulative effects
       of changes in accounting
       principles                            $       .381        $       .501         $       .865        $       .951
     Extraordinary item                                --               (.005)                  --               (.005)
     Cumulative effects of changes
       in accounting principles                        --                .022                   --               (.051)
                                             ------------        ------------         ------------        ------------
     Net income                              $       .381        $       .518         $       .865        $       .895
                                             ============        ============         ============        ============
 Number of common shares used in
   computing earnings per share:

   Basic                                          157,894             185,247              159,450             188,110
                                             ============        ============         ============        ============

   Diluted                                        159,051             186,332              160,516             189,338
                                             ============        ============         ============        ============

 Cash dividends per common
   share                                     $        .19        $        .19         $        .38        $        .38
                                             ============        ============         ============        ============

The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
-------------------------------------------------------------------------------

                                                     March 31,       September 30,
                                                       1999              1998
                                                    (Unaudited)
                                                    ----------        ----------
                                                           (In Thousands)
 CURRENT ASSETS:
   Cash                                             $   55,506        $   89,893
   Short-term investments                                5,013             5,812
   Receivables -
     Trade, net of allowances for doubtful
       accounts of $23,168 and $22,072                 584,407           603,331
     Other                                              19,430            16,205
   Inventories                                          22,535            21,035
   Deferred income taxes                                90,582            99,695
   Prepayments and other                                54,341           101,696
                                                    ----------        ----------
     Total current assets                              831,814           937,667
                                                    ----------        ----------
 PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation and amortization
   of $2,260,775 and $2,223,913                      2,847,495         2,812,221
                                                    ----------        ----------
 OTHER ASSETS:
   Cost over fair value of net tangible
     assets of acquired businesses,
     net of accumulated amortization of
     $91,643 and $83,050                               602,507           592,946
   Other intangible assets, net of
     accumulated amortization of $88,160
     and $81,959                                        75,477            70,594
   Deferred income taxes                                23,108            24,588
   Investments in unconsolidated affiliates            484,953           512,964
   Other                                                68,811            48,501
                                                    ----------        ----------
     Total other assets                              1,254,856         1,249,593
                                                    ----------        ----------
     Total assets                                   $4,934,165        $4,999,481
                                                    ==========        ==========

The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                    March 31,         September 30,
                                                                                      1999                1998
                                                                                   (Unaudited)
                                                                                   -----------         -----------
 CURRENT LIABILITIES:                                                          (In Thousands Except for Share Amounts)
   Notes payable and current portion of
     long-term debt                                                                $     7,308         $     9,241
   Accounts payable                                                                    289,282             354,916
   Accrued liabilities -
     Salaries and wages                                                                 66,011              83,199
     Taxes, other than income                                                           31,793              31,238
     Other                                                                             310,396             332,221
   Income taxes                                                                          5,665               9,076
   Deferred revenues                                                                   180,623             175,615
                                                                                   -----------         -----------
     Total current liabilities                                                         891,078             995,506
                                                                                   -----------         -----------
 LONG-TERM DEBT, net of current portion                                              1,971,009           1,792,863
                                                                                   -----------         -----------
 OTHER LIABILITIES:
   Accrued environmental and landfill costs                                            382,440             392,853
   Deferred income taxes                                                               207,702             210,511
   Other                                                                               180,001             194,290
                                                                                   -----------         -----------
     Total other liabilities                                                           770,143             797,654
                                                                                   -----------         -----------
 COMMITMENTS AND CONTINGENCIES
 COMMON STOCKHOLDERS' EQUITY:
   Common stock, $.16 2/3 par; 400,000,000
     shares authorized; 208,799,756 and
     208,310,631 shares issued                                                          34,807              34,725
   Additional paid-in capital                                                        1,645,864           1,631,236
   Retained earnings                                                                 1,469,381           1,390,797
   Accumulated other comprehensive income (loss)                                       (47,978)            (22,312)
   Treasury stock, 51,978,911 and 46,008,054
     shares, at cost                                                                (1,800,139)         (1,620,988)
                                                                                   -----------         -----------
     Total common stockholders' equity                                               1,301,935           1,413,458
                                                                                   -----------         -----------
     Total liabilities and common
       stockholders' equity                                                        $ 4,934,165         $ 4,999,481
                                                                                   ===========         ===========

 The accompanying notes are an integral part of these financial statements.

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
-------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  1999              1998
                                                                                ---------         ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 138,776         $ 169,539
                                                                                ---------         ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization -
       Property and equipment                                                     189,195           229,385
       Goodwill                                                                     8,599            18,495
       Other intangible assets                                                      6,719            10,762
     Special charges (credits), net                                                19,183           (21,464)
     Cumulative effects of changes in accounting
       principles                                                                      --             9,563
     Deferred income tax expense                                                    9,774            15,639
     Amortization of deferred investment tax credit                                  (354)             (354)
     Provision for losses on accounts receivable                                   10,388            15,040
     Gains on sales of fixed assets                                                (3,266)           (1,148)
     Equity in earnings of unconsolidated affiliates,
      net of dividends received and extraordinary item                             11,188             2,030
     Minority interest in income of consolidated
      subsidiaries, net of dividends paid                                            (761)            3,810
     Increase (decrease) in cash from changes in
       assets and liabilities excluding effects
       of acquisitions and divestitures -
         Trade receivables                                                          8,481            (5,942)
         Inventories                                                               (1,478)           (6,623)
         Other assets                                                              40,892            82,214
         Other liabilities                                                       (121,551)         (145,005)
                                                                                ---------         ---------
     Total adjustments                                                            177,009           206,402
                                                                                ---------         ---------
    Net cash provided by operating activities                                     315,785           375,941
                                                                                ---------         ---------

(Continued on following page)

               BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
-------------------------------------------------------------------------------

                                                             Six Months Ended
                                                                 March 31,
                                                   --------------------------------------
                                                      1999                        1998
                                                   ---------                    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (259,979)                    (227,400)
   Payments for businesses acquired                  (16,485)                     (21,509)
   Proceeds from businesses divested                   4,075                      990,960
   Investments in unconsolidated affiliates          (28,764)                     (35,900)
   Proceeds from disposition of assets                15,859                       29,536
   Purchases of short-term investments                    --                     (103,330)
   Sales of short-term investments                       799                           --
   Return of investment in unconsolidated
     affiliates                                       13,971                       28,304
                                                   ---------                    ---------
   Net cash provided by (used in) investing
     activities                                     (270,524)                     660,661
                                                   ---------                    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of common stock             6,286                       28,776
   Proceeds from issuances of indebtedness           266,519                       27,122
   Repayments of indebtedness                       (110,393)                     (67,391)
   Repurchases of common stock                      (180,740)                    (954,675)
   Dividends paid                                    (61,338)                     (74,800)
                                                   ---------                    ---------
   Net cash used in financing activities             (79,666)                  (1,040,968)
                                                   ---------                    ---------
 EFFECT OF EXCHANGE RATE CHANGES                          18                         (830)
                                                   ---------                    ---------
 NET DECREASE IN CASH                                (34,387)                      (5,196)
 CASH AT BEGINNING OF PERIOD                          89,893                       78,746
                                                   ---------                    ---------
 CASH AT END OF PERIOD                             $  55,506                    $  73,550
                                                   =========                    =========
 SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
   Interest, net of capitalized amounts            $  55,004                    $  77,678
   Income taxes                                    $  93,287                    $  81,513

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

    (2)  Earnings Per Share -

         The following table reconciles the number of common shares outstanding with the number of common shares used in computing basic and diluted earnings per share (in thousands):

                                                              Six Months Ended
                                                                  March 31,
                                                          ------------------------
                                                            1999            1998
                                                          --------        --------
     Common shares outstanding, end of period              156,821         186,105
     Less - Shares held in the Stock and
       Employee Benefit Trust                                   --          (6,082)
                                                          --------        --------
     Common shares outstanding for purposes of
       computing earnings per share, end of period         156,821         180,023
     Effect of using weighted average common
       shares outstanding                                    2,629           8,087
                                                          --------        --------
     Shares used in computing earnings per
       share - basic                                       159,450         188,110
     Effect of shares issuable under stock option
       plans based on the treasury stock method              1,066           1,228
                                                          --------        --------
     Shares used in computing earnings
       per share - diluted                                 160,516         189,338
                                                          ========        ========

         Shares of common stock held in the Stock and Employee Benefit Trust (the "Trust") were not considered to be outstanding in the computation of common shares outstanding until shares were utilized at the Company's option for the purposes for which the Trust was established. All remaining shares in the Trust were fully utilized during the third quarter of fiscal 1998 and, as a result, the Trust was terminated.

         Basic earnings per share amounts were computed by dividing earnings by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share amounts were computed considering the dilutive effect of stock options in the calculation. Options to purchase
    2.8 million shares of common stock at prices ranging from $32.25 to $43.38 per share were outstanding during the first six months of fiscal 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The 7.25% Automatic Common Exchange Securities had no effect on the computation for the periods presented prior to their settlement in June 1998.

    (3)  Comprehensive Income -

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting of Comprehensive Income" was issued establishing standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. The Company has adopted SFAS No. 130 effective October 1, 1998. For the three and six month periods ended March 31, 1999 and 1998, comprehensive income (loss) is as follows (in thousands):

                                                    Three Months                       Six Months
                                                   Ended March 31,                   Ended March 31,
                                             --------------------------         ---------------------------
                                               1999              1998             1999              1998
                                             --------         ---------         ---------         ---------
     Net income                              $ 60,562         $  96,544         $ 138,776         $ 169,539

     Foreign currency
       translation adjustment:
         Current period translation           (26,266)          (20,750)          (25,666)          (46,332)
         Reversal of portion of
           cumulative translation
           adjustment in connection
           with sale of international
           operations                              --           107,642                --           107,642
                                             --------         ---------         ---------         ---------
         Total foreign currency
          translation adjustment              (26,266)           86,892           (25,666)           61,310
                                             --------         ---------         ---------         ---------
     Comprehensive income                    $ 34,296         $ 183,436         $ 113,110         $ 230,849
                                             ========         =========         =========         =========

    (4)  Special Charges (Credits), Net -

    Fiscal 1999 Special Charges ($19.2 million).

         Special charges of $19.2 million ($15.7 million after income taxes) were reported for the second quarter of fiscal 1999. Included in these special charges were approximately $10.0 million of losses associated with the divestiture of certain operations in connection with the purchase and sale transaction with Allied Waste Industries, Inc. (Allied) which closed in early April 1999. In addition, the Company incurred approximately $9.2 million of investment banking, legal and other expenses related to the proposed merger with Allied, which are not deductible for federal income tax purposes. See Note (9) for further discussion of the proposed merger with Allied.

    Fiscal 1998 Special Credits ($21.5 million).

         Special credits of $21.5 million ($12.9 million after income taxes) were reported for the six-month period ended March 31, 1998. These special credits are related principally to the gain of $17.9 million recognized from the sale in March 1998 of substantially all of the Company's operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA. Costs associated with the sale of these operations included estimated transaction and other expenses and losses accumulated in the foreign currency translation component of common stockholders' equity (approximately $133 million). A portion of the total gain, net of expenses, was deferred in connection with the Company's continuing investment in SITA.

         The Company's consolidated results of operations on an unaudited pro forma basis for the six-month period ended March 31, 1998, as though the sale of the operations outside North America had occurred on October 1, 1997 are as follows (in thousands, except per share amounts):

                                                          Six Months Ended
                                                           March 31, 1998
                                                           -------------
         Pro forma revenues                                $   2,020,862

         Pro forma income before extraordinary item
           and cumulative effects of changes in
           accounting principles                           $     159,411

         Pro forma earnings per share -
           Basic                                           $         .85
           Diluted                                         $         .84

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

         The remaining amounts included in special credits were attributable principally to net gains associated with the divestiture of certain North American operations in the first six months of fiscal 1998.

    (5)  Cumulative Effects of Changes in Accounting Principles -

         On November 20, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.073 diluted earnings per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

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

    (6)  Business Combinations -

         During the current fiscal year, the Company paid approximately $27.7 million (including additional amounts payable, principally to former owners, of $2.8 million and the issuance of 257,468 shares of the Company's common stock valued at $8.4 million) to acquire 34 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded other liabilities of $0.9 million. The results of these business combinations are not material to the Company's consolidated results of operations or financial position.

         During the fiscal year ended September 30, 1998, the Company paid approximately $25.5 million (including additional amounts payable, principally to former owners, of $0.7 million and the issuance of 7,089 shares of the Company's common stock valued at $0.2 million) to acquire 30 solid waste businesses, which were accounted for as purchases. In connection with these acquisitions, the Company recorded additional interest-bearing indebtedness of $0.2 million and other liabilities of $1.5 million. The results of these business combinations were not material to the Company's consolidated results of operations or financial position.

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

   (7)  Long-Term Debt -

         Long-term debt at March 31, 1999 and September 30, 1998, was as follows (in thousands):

                                            March 31,        September 30,
                                              1999              1998
                                           ----------        ----------
 Senior indebtedness:
   6.10% Senior Notes, net of
     unamortized discount of $870
     and $986                              $  155,819        $  155,703
   6.375% Senior Notes, net of
     unamortized discount of $1,286
     and $1,360                               159,914           159,840
   7 7/8% Senior Notes, net of
     unamortized discount of $156
     and $169                                  69,345            69,332
   7.40% Debentures, net of
     unamortized discount of
     $1,697 and $1,720                        358,303           358,280
   9 1/4% Debentures                           99,500            99,500
   Solid waste revenue bond
     obligations                              254,479           220,044
   Other notes payable                         40,113            46,790
                                           ----------        ----------
                                            1,137,473         1,109,489
   Commercial paper and short-term
     facilities to be refinanced              840,844           692,615
                                           ----------        ----------
   Total long-term debt                     1,978,317         1,802,104
   Less current portion                         7,308             9,241
                                           ----------        ----------
   Long-term debt, net of current
     portion                               $1,971,009        $1,792,863
                                           ==========        ==========

        It is the Company's intention to refinance certain outstanding borrowings classified as long-term debt through the use of existing committed long-term bank credit agreements in the event that alternative long-term refinancing is not arranged. A summary of such outstanding borrowings classified as long-term debt as of March 31, 1999 and September 30, 1998 is as follows (amounts in thousands):

                                      March 31,      September 30,
                                        1999             1998
                                      ---------      -------------
 United States -
   Commercial paper                   $489,125         $590,676
   Market Value Put Securities         251,329             --
   Other                               100,390          101,939
                                      --------         --------
                                      $840,844         $692,615
                                      ========         ========

        On January 15, 1999, the Company issued $250 million of Market Value Put Securities ("MVPs"). The MVPs bear interest at 6.08% and are subject to a mandatory put on January 18, 2000. First Chicago Capital Markets, Inc. holds an option to remarket the MVPs on that date for an additional two-year term. Proceeds from the MVPs were used to repay a portion of the Company's commercial paper balances.

        As of March 31, 1999, distributions from retained earnings could not exceed $82 million under the most restrictive of the Company's net worth maintenance requirements.

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

   (9)  Proposed Merger with Allied

        On March 8, 1999, the Company and Allied announced that they had entered into a definitive merger agreement under which Allied will acquire the Company for $45 in cash for each outstanding share of the Company's common stock. The transaction is structured as a merger of the Company with a subsidiary of Allied and is subject to the approval of the Company's stockholders and other customary conditions. The Company and Allied are pursuing the necessary approvals. The merger agreement may be terminated and the merger may be abandoned under a number of conditions. If this were to occur, dependent upon the reasons for termination of the merger agreement, a termination fee of $225 million could be payable by the Company to Allied, receivable by the Company from Allied, or no fee may be payable.

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

   RESULTS OF OPERATIONS

        Net income for the six months ended March 31, 1999, was $138.8 million ($.86 diluted earnings per share), on consolidated revenues of $2.079 billion. These results compare with net income for the first six months of fiscal 1998 of $169.5 million ($.90 diluted earnings per share) on consolidated revenues of $2.650 billion. Current year earnings per share amounts were affected favorably by the reduction in outstanding common shares under the Company's common stock repurchase initiative, offset to some extent by higher interest expense experienced as a result of these stock repurchases.

        The results for the first six months of fiscal 1999 were affected significantly by the sale of substantially all of the Company's operations outside of North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux. The transaction was completed in March 1998. In exchange for these operations, the Company received $950 million in cash and an ownership interest of approximately 19.2% in ordinary shares of SITA.

        The results for the first six months of the year included special charges of $19.2 million, comprised of $10.0 million ($6.5 million, net of income tax) attributable to the completion of the previously announced sale of certain business operations to Allied Waste Industries, Inc. ("Allied") in early April 1999 and $9.2 million of non-tax deductible investment banking, legal and other expenses recorded in the second quarter of fiscal 1999 related to the proposed merger of the Company with Allied. On March 8, 1999, the Company and Allied announced that they had entered into a definitive merger agreement under which Allied will acquire the Company for $45 in cash for each outstanding share of the Company's common stock. The transaction is structured as a merger of the Company with a subsidiary of Allied and is subject to the approval of the Company's stockholders and other customary conditions. The Company currently believes that the merger with Allied will occur during the third quarter of calendar 1999.

        In addition to the special charges, approximately $4.2 million of consulting fees were incurred in the second quarter of fiscal 1999 primarily related to the A.T. Kearney engagement discussed below. Further, equity in earnings of SITA (a loss of $700,000 for the second quarter) were $3.5 million lower than anticipated by the Company due to a number of charges recorded by SITA in connection with its yearend reporting.

        The results for the first six months of fiscal 1999 reflected increased revenue growth, excluding the impact of divestitures, from the first six months of last year despite a significant decline in recycling commodity prices between the periods. The year-to-date results were also favorably affected by reductions in certain cost components of cost of operations and, to a lesser extent, selling, general and administrative ("SG&A") expense under the Company's cost reduction program, announced in May 1998. The Company benefited from approximately $42 million of cost savings under this program in the first six months of fiscal 1999 as compared with the same period last year. Savings from changes made to employee health care benefits commenced in January 1999. These savings affect both costs of operations and SG&A expense. The Company continues to believe that the $80 million in annualized cost reductions for fiscal 1999, targeted when the program was initiated in May 1998, is achievable.

        The results for the first six months of fiscal 1999 were unfavorably affected by increased SG&A expense, including staffing, and depreciation expense associated with the implementation of the Company's SAP software system in January 1998 and the continued support of certain existing software systems not yet replaced. When the SAP system was implemented, the Company expected to realize benefits in purchasing costs and in its accounting and administrative support areas as certain modules were installed in the field operations in fiscal 1998. The Company is incurring the higher costs of the new system, approximately $11 million in the first six months of fiscal 1999 over the same period of last year, but is not yet realizing the expected benefits. The implementation of the second phase of the SAP system continues to be delayed as the Company focuses on the resolution of issues related to the phase already implemented, including the modification of a number of business processes, and due to the pending merger with Allied. Modest benefits are expected to be realized in the last half of fiscal 1999.

        The Strategic Industry Development Committee of the Company's Board of Directors, together with management, engaged a consulting firm, A.T. Kearney, Inc., to conduct a comprehensive review of the Company's cost structure at both corporate headquarters and throughout field operations. The review, which began in early January 1999, was completed early in the third quarter of fiscal 1999, and focused upon the following six areas:

   1. SAP - determining how the Company can best achieve the benefits from the SAP software system that justify the substantial investment of approximately $130 million.

   2. Fleet management - optimizing purchasing and maintenance practices related to the Company's trucks and other transportation equipment.

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

   The preliminary recommendations communicated to the Company as a result of the A.T. Kearney engagement were provided to Allied in connection with their offer to acquire the Company. The final report from the consultants, which was received subsequent to the announcement of the proposed merger, has also been provided to Allied. As a result of the pending merger with Allied, the Company is pursuing only those recommendations of the consulting firm that would not require significant changes or modifications to its existing business.

        The following profitability ratios (shown as a percent of revenues) reflect certain profitability trends for the Company's operations. Also presented below are ratios of earnings to fixed charges and supplemental information.

                                                 Six Months Ended
                                               ---------------------      Year Ended
                                               3/31/99       3/31/98        9/30/98
                                               -------       -------      ----------
 Profitability margins:
   Income from operations                       13.4%         13.4%          13.6%
   Income before income taxes,
     minority interest, extraordinary
     items and cumulative effects of
     changes in accounting principles           11.5%         11.7%          12.4%
   Net income                                    6.7%          6.4%           7.1%

 Ratio of earnings to fixed charges             3.46          3.59           3.81

 Supplemental Information (1):
   Income from operations before
     special charges (credits), net             14.4%         12.6%          13.2%
   Net income before special charges
     (credits), extraordinary items and
     cumulative effects of changes
     in accounting principles                    7.4%          6.3%           7.1%
   Ratio of earnings to fixed
     charges before special charges
     (credits), net                             3.66          3.40           3.71

-------------
      (1) Amounts provided supplementally are measures of financial performance that are not in conformity with generally accepted accounting principles because certain items of income (expense) have been excluded. This supplemental information has been provided because we understand that such information is used by certain investors when analyzing the Company's financial condition and performance.

        Profitability margins were affected negatively in the first six months of fiscal 1999 by special charges of $19.2 million associated with the loss from the divestiture of certain business operations to Allied and by investment banking, legal and other expenses related to the proposed merger with Allied. For the first six months of fiscal 1998, profitability margins were affected favorably by special credits of $21.5 million, principally related to the sale of substantially all of the Company's international operations to SITA. Excluding special charges and credits, profitability margins for the first six months of fiscal 1999 were affected favorably by the divestiture of the Company's international operations in March 1998. Increased landfill volumes and cost reduction efforts were also key drivers of improved margin performance. Expenses included in cost of operations and SG&A expense were reduced approximately $42 million in the first six months of fiscal 1999 compared with the same period last year due to actions taken under the Company's cost reduction program that was announced in May 1998. These cost reduction benefits were offset partially by increased expenses of approximately $11 million associated with the implementation of the Company's SAP software system in January 1998 and the continued support of certain existing software systems not yet replaced, as well as approximately $4.2 million of consulting fees incurred in the second quarter of fiscal 1999, primarily related to the A.T. Kearney engagement. Profitability in the recycling business was affected negatively in the first six months of the current year compared with the same period last year by lower weighted average commodity prices. The weighted average market prices for recycling commodities in North America, principally corrugated, office paper and newspaper, declined to approximately $56 per ton for the first six months of the current year from approximately $70 per ton for the comparable period last year.

        The Company's goals and actions in fiscal 1999 continue to align the Company's performance with its stockholders' interests. The fiscal 1999 milestones compared with actual performance for the first six months of fiscal year 1999 are as follows:

                                  Fiscal        First Six         Fiscal
                                   1999         Months of          1998
                                Milestone      Fiscal 1999        Actual
                                ---------      -----------        ------
 SG&A as a percent of
   revenues                       12.2%         12.6%            12.3%(1)
 Operating profit margin          14.7%         14.4%(2)         13.3%(1)(2)
 Revenue growth (3)                3.5%          4.7%             2.1%
 Return on Gross Assets -
   Year-to-date basis                           6.68%
   Annualized basis               13.8%        13.36%(2)         13.5%(1)(2)

-----------
         (1) Excluding severance costs of $5.2 million ($3.1 million, after tax) incurred in the third quarter of fiscal 1998.

         (2)  Excluding special charges (credits), net.

         (3) Revenue growth from price, volume and acquisitions, excluding the effects of divestitures and foreign currency exchange; in fiscal 1999, also excludes the effects of buy/sell agreements.

   The Company expects to exceed its fiscal 1999 revenue growth and operating profit margin milestones and to meet its SG&A as a percent of revenues and ROGA milestones barring any significant changes in reporting of progress against these goals due to the pending merger with Allied.

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

         Operating cash flow - the sum of (i) net income before extraordinary items and cumulative effects of changes in accounting principles, (ii) minority interest, (iii) interest expense, net of related income tax benefit, (iv) depreciation and amortization expense and (v) asset impairment writedowns (e.g. special charges in fiscal years 1996, 1997 and 1999). Special credits have also been excluded for purposes of this computation.

         Gross assets - the sum of total assets, accumulated depreciation and amortization, and asset impairment writedowns (until such assets are sold or otherwise disposed of -- approximately $47 million and $42 million at March 31, 1999 and December 31, 1998, respectively) less the sum of (i) current liabilities, net of interest-bearing indebtedness included therein, (ii) noncurrent accrued environmental and landfill costs associated with the continuing operations of the Company (approximately $308 million and $307 million at March 31, 1999, and December 31, 1998, respectively) and (iii) deferred income tax liabilities.

         Gross assets in the ROGA computations for the first six months of a fiscal year is the average of the applicable beginning of year and end of first and second quarter amounts; gross assets for a fiscal year is the average of the applicable five quarter-end amounts in the period.

         Total assets decreased slightly from $5.00 billion at September 30, 1998 to $4.93 billion at March 31, 1999. Average gross assets were approximately $5.95 billion in the computation of ROGA. Gross assets at March 31, 1999 were $6.02 billion compared with $5.90 billion at September 30, 1998.

        EBITDA (defined herein as income from operations plus depreciation and amortization expense before considering special charges or credits) was $503 million for the first six months of fiscal 1999 as compared with $594 million for the first six months of last year. The current year decline in EBITDA is principally attributable to the Company's divestiture of its international operations in March 1998. North American EBITDA was $483 million for the first six months of fiscal 1998. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is included in this discussion because the Company understands that such information is used by certain investors when analyzing the Company's financial condition and performance.

        Due to the sale of substantially all of the Company's international operations to SITA in March 1998, supplemental information comparing operating results for the first six months of the prior year for North America and the total Company with the operating results for the first six months of fiscal 1999 is presented below.

                                                      Six Months Ended March 31,
                                          --------------------------------------------------
                                                                           1998
                                                             -------------------------------
                                                                North               Total
                                              1999             America             Company
                                          -----------        -----------         -----------
                                                           (in thousands)
    Revenues                              $ 2,078,623        $ 2,017,493         $ 2,650,459
    Cost of operations                      1,314,628          1,284,705           1,735,275
    Selling, general and
      administrative expense                  261,170            249,999             321,616
    Depreciation and amortization
      expense                                 204,513            197,830             258,642
    Special charges (credits), net             19,183             (3,545)            (21,464)
                                          -----------        -----------         -----------
    Income from operations                $   279,129        $   288,504         $   356,390
                                          ===========        ===========         ===========

   Revenues -

        Revenues for the six months ended March 31, 1999, were $2.079 billion, a 21.6% decrease from the same period last year. The following table reflects total revenues of the Company by each of the principal lines of business (dollar amounts in thousands):

                                                    Six Months Ended
                                             -------------------------------             %
                                               3/31/99             3/31/98            Change
                                             -----------         -----------          ------
    North American Operations
     (including Canada) -
      Collection Services -
        Solid Waste                          $ 1,425,909         $ 1,354,369             5.3%
      Transfer and Disposal -
        Solid Waste
          Unaffiliated customers                 282,750             264,961             6.7%
          Affiliated companies                   291,578             256,796            13.5%
                                             -----------         -----------
                                                 574,328             521,757            10.1%
      Recycling Services                         215,036             241,799           (11.1)%
      Medical Waste Services                     100,600              98,694             1.9%
      Services Group and Other                    54,328              57,670            (5.8)%
      Elimination of affiliated
        companies' revenues                     (291,578)           (256,796)           13.5%
                                             -----------         -----------
      Total North American Operations          2,078,623           2,017,493             3.0%

    International Operations                          --             632,966          (100.0)%
                                             -----------         -----------
      Total Company                          $ 2,078,623         $ 2,650,459           (21.6)%
                                             ===========         ===========

        As the table below reflects, lower revenues for the six months ended March 31, 1999, were due principally to the decline related to the divestiture of business operations. The reduction due to the sale of the Company's international operations accounted for 95% of the decline due to divestitures.

                                     Changes in Revenue for
                                        Six Months Ended
                                            March 31,
                                     ----------------------
                                      1999            1998
                                     ------          ------
 Price                                 (0.9)%           1.4%
 Volume                                 4.6            (1.4)
 Acquisitions                           1.1             1.9
 Divestitures                         (26.2)           (8.2)
 Foreign currency translation          (0.2)           (2.6)
                                     ------          ------
   Total Percentage Change            (21.6)%          (8.9)%
                                     ======          ======

        In addition to divestitures, revenues declined due to price, driven by the decline in the weighted average market price of recycling commodities from $70 per ton for the first six months of fiscal 1998 to $56 per ton for the first half of fiscal 1999. This decline in revenues due to price in the recycling business was offset partially by improved pricing in the Company's transfer and disposal and medical waste business operations. The improved pricing in the transfer and disposal business in the first quarter of fiscal 1999 was partially offset by decreased revenues due to price in the second quarter of the current year. The increase in revenues due to volume resulted from increased volumes in the Company's collection business and, to a lesser extent, landfill and recycling businesses. Increased volumes are the result of strong new business activity in a continuing strong economy and increased sales by the Company's national accounts organization, driven by increased demand by national and regional customers for a single waste services company capable of handling their needs from a centralized location. Additional growth in revenues was attributable to acquisitions consummated since the second quarter of last year.

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

   Cost of Operations -

         Cost of operations, which excludes depreciation and amortization expense, decreased $421 million or 24.2% for the first six months of fiscal 1999, compared with the same period of the prior year. This decrease in cost of operations is largely attributable to the sale of the Company's international operations in March 1998 and the Company's cost reduction program implemented in May 1998. As a result of the cost reduction program, the Company has reduced its costs through facility and functional consolidations, closures of operating facilities, reduced employee benefits and, where appropriate, after careful review, a reduction in supervisory and administrative support personnel. These decreases in cost of operations were offset partially by increased costs associated with acquisitions and volume growth, principally in the core collection and transfer and disposal businesses.

   Selling, General and Administrative Expense -

        SG&A expense, which excludes depreciation and amortization expense, decreased $60 million for the first six months of fiscal 1999, a decrease of 18.8% from the same period last year. The decrease in SG&A expense was driven largely by the impact of the sale of international operations in March 1998 and the Company's cost reduction program implemented in May 1998, including savings from changes made to employee health care benefits effective January 1, 1999. This decrease was offset partially by an increase in SG&A expense due to (i) approximately $4.2 million of consulting fees incurred in the second quarter of fiscal 1999 primarily related to the A.T. Kearney engagement, (ii) acquisitions and volume growth and (iii) an increase of approximately $8 million related to implementation of the Company's SAP software system and the continued support of certain existing systems not yet replaced.

   Depreciation and Amortization Expense -

        Depreciation and amortization expense decreased $54 million for the first six months of fiscal 1999, a decrease of 20.9% from the same period last year. The decrease in depreciation and amortization expense was driven principally by the impact of the sale of international operations in March 1998. Depreciation and amortization expense in North America was favorably affected in the current year as a result of the Company's concerted efforts to improve compaction at its landfills throughout North America. The Company has utilized larger compactors and employed best operating practices during the past two years, and confirmed actual improved compaction experience at its landfills during the first quarter of fiscal 1999 through review of data obtained from routine annual flyovers. The increased compaction supports lower unit of production amortization rates in the first quarter and into the future. The reduction in landfill depreciation and amortization expense was more than offset by increased depreciation and amortization expense related to implementation of the Company's SAP software system in January 1998 and depreciation of leased equipment purchased in the fourth quarter of fiscal 1998.

   Net Interest Expense -

        Net interest expense decreased $12.5 million or 17.3% for the first six months of fiscal 1999 compared with the same period of the prior year as a result of the decrease in average debt outstanding between the periods. The decrease was driven principally by the reduction in debt, primarily in Germany, as a result of the sale of the Company's international operations in March 1998. The increase in debt as a result of the Company's common stock repurchase program which commenced in the first quarter of fiscal 1998 was offset by the utilization of cash proceeds of $950 million from the sale of the Company's international operations in March 1998 and cash proceeds of $409.7 million received in exchange for approximately 11.5 million shares of the Company's common stock in June 1998.

   Equity in Earnings of Unconsolidated Affiliates -

        Equity in earnings of unconsolidated affiliates decreased $5.4 million for the first six months of fiscal 1999 compared with the same period of the prior year primarily due to a reduction in earnings of unconsolidated foreign affiliates as a result of the sale of the Company's international operations in March 1998. This decrease has been largely offset by the equity in earnings of SITA since the international operations were sold. However, the Company's portion of SITA's results of operations for the second quarter of fiscal 1999, which was a loss of $.7 million, was $3.5 million lower than anticipated by the Company due to a number of charges recorded by SITA in connection with its yearend reporting. The year-to-date equity in earnings of SITA was reduced, accordingly, to approximately $2.5 million. The increase in earnings from the Company's waste-to-energy equity affiliates for the first half of fiscal 1999 was largely offset by decreased equity in earnings resulting from significantly reduced volumes at an Illinois landfill, operated by a 50%-owned affiliate of the Company, which is approaching full capacity.

   Minority Interest in Income of Consolidated Subsidiaries -

        The decrease in minority interest in income of consolidated subsidiaries for the first six months of fiscal 1999 compared with the same period of last year was due to the sale of the Company's international operations in March 1998.

   Cumulative Effects of Changes in Accounting Principles -

        On November 20, 1997, the FASB's Emerging Issues Task Force issued EITF No. 97-13, a consensus ruling requiring that certain business process reengineering costs typically capitalized by companies be expensed as incurred. The ruling further required that previously capitalized costs of this nature be written off as a cumulative effect of a change in accounting principle in the quarter containing November 20, 1997. The Company had previously capitalized these types of costs in connection with its SAP software implementation project. As a result, the Company recorded an after-tax charge of $13.8 million or $.073 diluted earnings per share in the first quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

        During the second quarter of fiscal 1998, the Company changed its method of accounting for recognition of value changes in its employee retirement plan for purposes of determining annual expense under SFAS No. 87 - "Employers' Accounting for Pensions", effective October 1, 1997. The Company changed its method of calculating the value of assets of its plan from a calculation which recognized changes in fair value of assets over five years to recognition of changes in fair value immediately. The Company also changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral below a 5% corridor, immediate recognition within a 5-10% corridor and amortization of gains outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results which more closely match current economic realities of the Company's retirement plan through the use of the current fair value of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded an after-tax credit of $4.2 million, or $.022 diluted earnings per share, during the second quarter of fiscal 1998 as the cumulative effect of a change in accounting principle.

   YEAR 2000 READINESS DISCLOSURE

        Many computer software systems, as well as certain hardware and equipment utilizing date-sensitive information, were configured to use a two-digit date field, which may preclude them from properly recognizing dates in the year 2000. The inability to properly recognize date-sensitive information in the year 2000 could render systems inoperable or cause them to incorrectly process operational or financial information.

        In addition, machinery and equipment often use, or are controlled or monitored by, electronic devices that contain embedded microchips. Such machinery and equipment could be rendered partially or totally inoperable if embedded microchips are date-sensitive and do not properly recognize the year 2000.

   State of Readiness -

        In fiscal 1995, the Company initiated a project, in the ordinary course of business, to implement the SAP suite of business systems software (which is year 2000 compliant) to replace essentially all of its existing business systems. The first phase of this project, which was completed in 1998, replaced approximately 45% of the existing business systems of the Company. Since the remainder of the SAP implementation was not scheduled to be completed before January 2000, the Company commenced a Year 2000 Project to ensure the compliance of remaining legacy computer systems.

        The Year 2000 Project was divided into three phases and includes both Information Technology ("I.T.") and non-I.T. systems. I.T. systems include the Company's central business systems that support all operations, all networks used to connect business locations, desktop systems and specific systems for the Company's business segments. Non-I.T. systems include process control systems, time clocks and building, telephone and other systems.

        In late 1998, the Company also initiated a process to (i) identify critical supplier and customer-related issues, (ii) assess the year 2000 readiness of equipment located at all of its operating facilities and (iii) determine what contingency plans may be required.

        The following is the completion status of the three phases:

   Phase 1 -

       Overall Planning and Strategy - Includes establishing a Year 2000 Steering Committee and Project Management Office, as well as documenting the scope of work, involving appropriate Company personnel, and the inventorying of systems. (Timeframe -- I.T.: January - June 1997, Non-I.T.: June 1998 - December 1999)

   Phase 2 -

       Implementation of Plan - Includes software code modifications, software package upgrades and testing of the Company's central business systems, inventorying and querying suppliers concerning their year 2000 readiness, and evaluating and, where necessary, initiating correction of field systems and equipment containing embedded processors for year 2000 compliance. (Timeframe -- I.T.: June 1997 - June 1999, Non-I.T.: June 1998 - December 1999)

   Phase 3 -

       Final Testing, Contingency Planning and Replacement of Field Systems - Includes final remediation, replacement and testing of critical I.T. and non-I.T. systems, as well as contingency planning. (Timeframe -- I.T.:
       January - July 1999, Non-I.T.: April - December 1999)

                                     Completion Status
                   ------------------------------------------------------
                         I.T. Systems                 Non-I.T. Systems
                   -----------------------        -----------------------
   Phase 1         Complete.                      Complete.

   Phase 2(A)      Substantially complete.        More than 50% complete.
                   Full completion                Full completion
                   expected by 6/1/99.            expected by 12/1/99.

   Phase 3(A)      Substantially complete.        Partially complete.
                   Expected completion            Expected completion
                   by 7/1/99.                     by 12/1/99.

   ---------------------
                  (A) The ability of the Company to complete these phases is dependent in part on the outcome of the merger with Allied and subsequent decisions made by Allied management concerning the future use of the Company's existing systems.

        The estimated time of completion of the Company's year 2000 program and compliance efforts, and the expenses related to the Company's year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes or other date-sensitive devices.

   Risk of Year 2000 Issues -

        The Company has requested from its principal suppliers and services providers written assurance that they will be year 2000 compliant. The majority of these suppliers have responded favorably and follow-up continues with the remaining suppliers. No significant supplier problems have been discovered to date.

        There can be no assurances that the systems or products of third parties, which the Company relies upon, will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

        The Company does not expect any material disruption in operation or losses in revenue due to year 2000 problems with I.T. or non-I.T. systems. For the Company's critical I.T. systems, a battery power back up and diesel power generator are in place to provide continuous electrical power in our central computer center, if the need arises. In addition, fuel inventories for all equipment and critical equipment spare parts will be closely managed and stocked to maximize target levels at yearend.

   Cost to Address Year 2000 Issues -

        The total cost of year 2000 work since inception in 1997 is expected to be in the range of $5 to $10 million. Of this, approximately $4 million has been spent to date, including approximately $3.5 million related to remediation expense with the remaining $.5 million related to replacement capital.

        Cash from the operating activities of the Company will fund the costs for year 2000 replacement and remediation work. These costs are not expected to exceed 5% of the fiscal year 1999 I.T. budget.

        No I.T. projects have been deferred due to year 2000 efforts.

   Contingency Plans -

        Contingency plans include the stockpiling of critical part supplies and fuel, as well as sharing of parts and fuel inventories between districts in close proximity to each other, if necessary. Potential power outages are being mitigated through the implementation of standby power generator equipment for critical functions such as the central computer center and landfill gate operations.

        The Company has not developed contingency plans related to all uncertainties relative to its Year 2000 Plan.

   LIQUIDITY AND CAPITAL RESOURCES

       The Company had a working capital deficit of $57.8 million at September 30, 1998, compared with a deficit of $59.3 million at March 31, 1999. Over the long term, it continues to be the Company's desire to maintain substantial available commitments under bank credit agreements or other financial agreements to finance short-term capital requirements in excess of internally generated cash while minimizing working capital.

        During the first six months of fiscal 1999, the Company had repurchased an additional 6.0 million shares of its common stock at a cost of approximately $181 million. As of March 31, 1999, approximately $2.19 billion of the authorized $2.25 billion common stock repurchase program had been completed. The share repurchase program has been discontinued due to the pending merger with Allied.

        On January 15, 1999, the Company issued $250 million of Market Value Put Securities ("MVPs"). The MVPs bear interest at 6.08% and are subject to a mandatory put on January 18, 2000. First Chicago Capital Markets, Inc. holds an option to remarket the MVPs on that date for an additional two-year term. Proceeds from the MVPs were used to repay a portion of the Company's commercial paper balances.

        Long-term indebtedness including the current portion of long-term debt as a percentage of total capitalization was 60% as of March 31, 1999 and 56% at September 30, 1998.

        The capital appropriations budget for fiscal 1999 was established at $600 million to provide for normal replacement requirements, new assets to support planned revenue growth within all consolidated businesses and corporate market development activities. This is a slight increase from the $560 million level of capital expenditures in fiscal 1998 and is reflective of the continued emphasis on internal rather than external growth. Capital expenditures through March 31, 1999 were approximately $291 million, including acquisitions.

        As previously discussed, the Company and Allied have entered into a definitive merger agreement under which Allied will acquire the Company. (See
   Note 9 of Notes to Consolidated Financial Statements.) Assuming this transaction closes as anticipated, the ratings on the Company's outstanding debt would likely drop to below investment grade, in accordance with the ratings of Allied, on the transaction closing date. Although the Company is not in a position to predict the impact that the transaction will have on the liquidity or capital resources available to the Company subsequent to the transaction date, the Company expects that Allied will make the necessary arrangements to deal with the ongoing liquidity and capital resource needs of the Company assuming that the proposed merger transaction is consummated.

        As of March 31, 1999, there have been no significant changes in balance sheet caption amounts compared with September 30, 1998, and there have been no material changes in the Company's financial condition from that reported at September 30, 1998, except as disclosed herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 3, 1999, the Company held its Annual Meeting of Stockholders to vote on the election of three directors to serve for three-year terms. William D. Ruckelshaus received 127,920,517 votes and 19,200,976 votes were withheld; Bruce
E. Ranck received 127,961,677 votes and 19,159,816 votes were withheld; and Gerald Grinstein received 128,130,110 votes and 18,991,383 votes were withheld. There were no broker nonvotes presented at the 1999 Annual Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         12. Computation of Ratio of Earnings to Fixed Charges of Browning-Ferris Industries, Inc. and Subsidiaries.

         27.   Financial Data Schedule.

(b)      Reports on Form 8-K:

         A Report on Form 8-K dated March 15, 1999 was filed pursuant to "Item
         5. Other Events," whereby the Company filed (1) the Agreement and Plan of Merger, dated as of March 7, 1999 (the "Merger Agreement") among the Company, Allied Waste Industries, Inc. ("Allied Waste") and AWIN I Acquisition Corporation, pursuant to which AWIN I Acquisition Corporation, a newly formed wholly owned subsidiary of Allied Waste, will be merged with and into the Company, and (2) the joint press release dated March 8, 1999, announcing the entering into the Merger Agreement.

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


                                           BROWNING-FERRIS INDUSTRIES, INC.
                                                     (Company)

                                                /s/ Bruce E. Ranck
                                       -----------------------------------------
                                                  Bruce E. Ranck
                                                  President and
                                             Chief Executive Officer

                                              /s/ Jeffrey E. Curtiss
                                       -----------------------------------------
                                                Jeffrey E. Curtiss
                                             Senior Vice President and
                                              Chief Financial Officer


Date:  May 13, 1999

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
------             -----------

  12.              Computation of Ratio of Earnings to Fixed Charges of
                   Browning-Ferris Industries, Inc. and Subsidiaries.

  27.              Financial Data Schedule.