Form 10-K/A
period 1998-09-30
BROWNING FERRIS INDUSTRIES INC
filed 1999-06-14
CIK 14827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

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

                                                                             EXPIRATION
                             POSITIONS AND OFFICES      SERVED AS A          OF PRESENT
         NAME                  WITH THE COMPANY       DIRECTOR SINCE  AGE*      TERM
-------------------------- -------------------------  --------------  ----   ----------
William D. Ruckelshaus.... Chairman of the Board and       1987        66       1999
                           Director(1)
Bruce E. Ranck............ President, Chief                1990        50       1999
                           Executive
                           Officer and Director(1)
John W. Alden............. Director(3)(8)                  1998        57       2001
Gregory D. Brenneman...... Director(2)(4)(6)               1997        37       2000
William T. Butler......... Director(1)(3)                  1990        66       2001
Gerald Grinstein.......... Director(3)(5)(6)               1990        66       1999
Robert J. Herbold......... Director(4)(8)                  1998        56       2001
Harry J. Phillips, Sr..... Director(1)                     1970        68       2000
Joseph L. Roberts, Jr..... Director(2)                     1991        63       2001
Marc J. Shapiro........... Director(4)(5)(7)               1994        51       2000
Robert M. Teeter.......... Director(2)(5)(6)(8)            1989        59       2000
Marina v.N. Whitman....... Director(3)(4)                  1992        63       2001

----------

*   As of January 11, 1999.

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

    Mr. Ranck was elected President and Chief Executive Officer in October 1995, having served as President and Chief Operating Officer of the Company since November 1991 and as Executive Vice President (Solid Waste Operations -- North America) from October 1989 until November 1991. Prior to that time, he served as a Regional Vice President in one of the Company's former regions. He also serves as a director of Furon Company.

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

    Mr. Brenneman is currently President and Chief Operating Officer of Continental Airlines, Inc., a position he has held since April 1995. He also serves as a director of Continental Airlines, Inc. and as Vice Chairman of Continental Micronesia and Continental Express. Mr. Brenneman also serves as a director of J. Crew Group, Inc. From 1993 until he joined Continental Airlines in 1995, he was a partner in Bain & Company, Inc., a consulting firm, where he specialized in corporate turnarounds.

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

    Mr. Herbold has served as Executive Vice President and Chief Operating Officer of Microsoft Corporation since November 1994 and serves on its Executive Committee. He served as Senior Vice President, Advertising and Information Services, at The Procter & Gamble Company, a position held from 1990 until his joining Microsoft in 1994.

    Mr. Phillips served as Chairman of the Board and Chief Executive Officer of the Company from September 1980 until September 1988, when he was elected Chairman of the Executive Committee. Mr. Phillips is a director of RFS Hotel Investors, Inc., Buckeye Technologies, Inc., Buckman Laboratories, Morgan Keegan Inc. and the National Commerce Bancorporation, Memphis, Tennessee.

    Dr. Roberts has served as Senior Pastor of the Ebenezer Baptist Church in Atlanta, Georgia since 1975.

    Mr. Shapiro currently serves as Vice Chairman, Finance and Risk Management of The Chase Manhattan Bank. From 1989 until assuming his current role in September 1997, he was Chairman, President and Chief Executive Officer of Texas Commerce Bank National Association, a subsidiary of The Chase Manhattan Corporation. He also serves as a director of Weingarten Realty Investors and Burlington Northern Santa Fe Corporation.

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


                                       BROWNING-FERRIS INDUSTRIES, INC.
                                                 (Registrant)


DATE: June 14, 1999           By:                 /s/ Bruce E. Ranck
                                    --------------------------------------------
                                                    Bruce E. Ranck
                                              President, Chief Executive
                                                 Officer and Director